Form 10-Q
period 2012-01-31
FUTURE ENERGY CORP.
filed 2012-05-01
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-170201

FUTURE ENERGY, CORP.

 (Name of small business issuer in its charter)

Nevada	41-2281199
(State of incorporation)	(I.R.S. Employer Identification No.)

840 23rd Street,

St. Georges, Quebec G5Y 4N6 Canada

 (Address of principal executive offices)

 (418) 263-2272

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    X . Yes          .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        . Yes    X .  No

As of April 27, 2012, there were 6,428,571 shares of the registrant’s $0.001 par value common stock issued and outstanding.

FUTURE ENERGY, CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Future Energy, Corp.(the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “FTEC”, “we”, “us” and “our” are references to Future Energy, Corp..

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Future Energy Corp.

(An Exploration Stage Company)

January 31, 2012

(Unaudited)

Future Energy Corp.

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

ASSETS	January 31, 2012	July 31, 2011

Current Assets

Cash	$13,834	$11,005

Total Current Assets	13,834	11,005

Oil and gas properties
Unproved Property	50,000	50,000

Total Assets	$63,834	$61,005

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	$13,169	$14,069
Accrued Liabilities	10,846	7,110
Due to related parties	516	516
Loan payable to related party	50,000	40,000

Total Current Liabilities	74,531	61,695

Total Liabilities	74,531	61,695

Stockholders’ Deficit

Preferred stock Authorized: 100,000,000 shares, par value $0.001 0 shares issued and outstanding	-	-
Common stock Authorized: 200,000,000 shares, par value $0.001 6,428,571 share issued and outstanding	6,429	6,429

Additional Paid-in Capital	38,571	38,571

Deficit accumulated during the exploration stage	(55,697)	(45,690)

Total Stockholders’ Deficit	(10,697)	(690)

Total Liabilities and Stockholders’ Deficit	$63,834	$61,005

(The accompanying notes are an integral part of these unaudited financial statements)

Future Energy Corp.

(An Exploration Stage Company)

Statement of Expenses

(Unaudited)

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	April 6, 2010 (Inception) to January 31, 2012

Revenue	$118	$110	$118	$110	$1,011

Lease Operating Expense	-	-			138
General and administrative	4,790	5,352	9,388	23,990	55,434

Total Operating Expenses	4,790	5,352	9,388	23, 990	55,572

Total Operating Loss Before Interest	(4,672)	(5,242)	(9,270)	(23,880)	(54,561)

Interest expense	(422)	(74)	(737)	(74)	(1,136)

Net Loss	$(5,094)	$(5,316)	$(10,007)	$(23,954)	$(55,697)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	6,428,571	6,428,571	6,428,571	6,428,571

(The accompanying notes are an integral part of these unaudited financial statements)

Future Energy Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the period from April 6, 2010 (Date of Inception) to January 31, 2012

(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Balance, April 6, 2010 (Date of Inception)	–	$ -	$ –	$ –	$ –	$ –

Common stock issued for cash at $0.001 per share	5,714,286	5,715	34,285			40,000
Subscription receivable related to common stock	714,285	714	4,286	(5,000)	-	-

Net loss for the period	–	–	–	-	(9,528)	(9,528)

Balance - July 31, 2010	6,428,571	6,429	38,571	(5,000)	(9,528)	30,472

Collection of subscription receivable	-	-	-	5,000	-	5,000

Net loss for the period	–	–	–	-	(36,162)	(36,162)

Balance – July 31, 2011	6,428,571	$6,429	$38,571	$ -	$ (45,690)	$ (690)
Net loss for the period	–	–	–	-	(10,007)	(10,007)

Balance – January 31, 2012	6,428,571	$6,429	$38,571	$ -	$ (55,697)	$ (10,697)

(The accompanying notes are an integral part of these unaudited financial statements)

Future Energy

(An Exploration Stage Company)

Statement of Cash Flows

(Unaudited)

	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	April 6, 2010 (Inception) to January 31, 2012

Cash flows from operating activities

Net loss	$(10,007)	$(23,954)	$(55,697)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	-	1,073	-
Accounts payable	(900)	12,095	13,169
Accrued expenses	3,737	(996)	10,846

Net cash used in operating activities	(7,170)	(11,782)	(31,682)

Cash flows from investing activities

Acquisition of property	-	(25,000)	(50,000)

Net cash used in investing activities	-	(25,000)	(50,000)

Cash flows from financing activities

Proceeds from issuance of common stock	-	5,000	45,000
Proceeds from loan payable to related party	10,000	25,000	50,000
Due to related parties	-	-	516

Net cash provided by financing activities	10,000	30,000	95,516

Net increase in cash	2,830	(6,782)	13,834

Cash, beginning of period	11,004	9,985	-

Cash, end of period	13,834	3,203	13,834

Non-cash investing and financing activities:
Collection of subscriptions receivable		5,000	5,000
Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

(The accompanying notes are an integral part of these unaudited financial statements)

1.

Nature of Operations and Continuance of Business

Future Energy Corp. (“we”, “our”, the “Company”) was incorporated in the state of Nevada on April 6, 2010.  The Company has been in the exploration stage since its formation and has not commenced business operations.

The accompanying unaudited interim financial statements of the Company been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2011 annual financial statements and notes thereto filed on Form S-1/A with the SEC. In the opinion of management, all adjustments, consisting of normal reoccurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods present have been reflected herein. The results of operation for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s fiscal 2011 financial statements have been omitted.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended January 31, 2012, the Company has an accumulated deficit of $55,697. The Company is in the business of exploiting and developing natural resources.  The Company participates in and invests in development projects with other companies across a wide range of natural resources.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Oil Well Properties

On July 25, 2010, the Company entered into an agreement with an unrelated third party (Tim Cooksey Oil, LLC) to purchase a 1.57% working interest in unproved property located in Franklin County, Illinois for $25,000.

On December 17, 2010, the Company purchased a 3% working interest in unproved property located in Franklin County, Illinois for $25,000.

4.

Promissory Note – Related Party

On December 8, 2010, the Company entered into an unsecured promissory note with the President of the Company whereby the Company borrowed $25,000.  The note is interest bearing at 2% per annum commencing December 8, 2010, and repayable on December 8, 2012.

On May 16, 2011, the Company entered into an unsecured promissory note with the President of the Company whereby the Company borrowed $5,000.  The note is interest bearing at the rate of Royal Bank of Canada prime Interest rate plus 2% per annum commencing May 16, 2011, and repayable on May 16, 2012

On July 13, 2011, the Company entered into an unsecured promissory note with the President of the Company whereby the Company borrowed $10,000.  The note is interest bearing at the rate of Royal Bank of Canada prime Interest rate plus 2% per annum commencing July 13, 2011, and repayable on July 13, 2012

4.

Promissory Note – Related Party (continued)

On December 14, 2011, the Company entered into an unsecured promissory note with the President of the Company whereby the Company borrowed $10,000.  The note is interest bearing at the rate of Royal Bank of Canada prime interest rate plus 2% per annum commencing December 14, 2011, and repayable on December 14, 2012.

5.

Related Party Transactions

As at January 31, 2012, the Company was indebted to the President of the Company in the amount of $516, which is non-interest bearing, unsecured, and due on demand.

Our principal executive office space is provided by the President at no cost to the Company.

6.

Subsequent Events

On April 23, 2012, the Company entered into an unsecured promissory note with the President of the Company whereby the Company borrowed $5,000.  The note is interest bearing at the rate of Royal Bank of Canada prime Interest rate plus 2% per annum commencing April 23, 2012, and repayable on April 23, 2013.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Results of Operation for the period from April 6, 2010 (inception) to January 31, 2012

Our operating results for the period ended from April 6, 2010 (inception) to January 31, 2012 are summarized as follows:

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	Period from April 6, 2010 (Date of Inception) to January 31, 2012
Revenue	$118	$110	$118	$110	$1,011
Expenses(1)	$4,790	$5,352	$9,388	$23,990	$55,572
Other Expenses (Interest Expense)	422	74	737	74	$1,136
Net Income (loss)	$(5,094)	$(5,316)	$(10,007)	$(23,954)	$(55,697)

(1)

The significant component of the Company’s expenses during the period presented come from professional fees, including Accounting and Legal Fees.

Revenues

We have had $1,011 in operating revenues for the period ended January 31, 2012.

Working Capital

	As at January 31, 2012	As at July 31, 2011	As at July 31, 2010
Current Assets	$13,834	$11,005	$11,058
Current Liabilities	$74,531	$61,695	$5,586
Working Capital (Deficit)	$(60,697)	$(50,690)	$5,472

Cash Flows

	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	Period from April 6, 2010 (Date of Inception) To January 31, 2012
Cash used in Operating Activities	$(7,170)	$(11,782)	$(31,682)
Cash used by Investing Activities	$-	$(25,000)	$(50,000)
Cash provided by Financing Activities	$10,000	$30,000	$95,516
Net Increase in Cash	$2,830	$(6,782)	$13,834

Going Concern

The reviewed financial statements accompanying for the period ended January 31, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of January 31, 2012, we had cash of $13,834 and we estimate that we will require a minimum of approximately $122,000 for costs associated with our plan of operation over the next twelve months. Our minimum expenses estimate takes into account our cash on hand, our total offering expenses (incurred and non-incurred), our professional fees, our joint venture expenses, and our working capital expenditures over the next twelve months. As our business development budget is discretionary based on the proceeds received from this offering, our minimum expenses estimate does not account for that aspect of our budget. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the audited financial statements accompanying this prospectus. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of $13,834 and working capital deficit of $(60,697) as of January 31, 2012 and we estimate that we will require approximately $122,000 for costs associated with our plan of operation over the next twelve months. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the Warrants comprising a portion of the Units we are registering in this prospectus. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the recoverability of long-lived assets, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of financial instruments which include cash and amounts due to related parties were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.

The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.  Management has determined that the Company is not exposed to significant credit risk.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the notes to our financial statements.

Oil and Gas Properties

Oil and gas investments are accounted for by the successful efforts method of accounting.  Accordingly, the costs incurred to acquire property (proved and unproved), all development costs, and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed.    Depletion of capitalized oil and gas well costs is provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties.

Asset Retirement Obligations

In August 2001, the FASB issued ASC 410-20,"Accounting for Asset Retirement Obligations" (ASC 410-20). ASC 410-20 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  Impairment of unproved oil and gas properties is determined by ASC 932, “Extractive Activities – Oil and Gas”.  The Company had no impairment charges on oil and gas properties in 2010.

The following discussion should be read in conjunction with our audited financial statements for the period from April 6, 2010 (date of inception) to July 31, 2011 and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this prospectus, particularly in the section entitled “Risk Factors” beginning on page 4 of this prospectus.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Subsequent Developments

On April 23, 2012, the Company issued a one-year Promissory Note, in the principal amount of $5,000 to George Paquet, the President of the Company to evidence funds previously loaned by Mr. Paquet to the Company. The $5,000 principal amount underlying the Promissory Note is due and payable on or before April 23, 2013 and accrues interest at the rate of the Royal Bank of Canada Prime Rate plus 2% per annum.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2012, due to the material weaknesses resulting from the no director of the Company qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED].

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.02	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.03	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement dated July 25, 2010 between the Company and Tim Cooksey Oil	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.02	Operating Agreement dated July 14, 2010 between the Company and Tim Cooksey Oil	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.03	Assignment Agreement dated December 17, 2010 between the Company and JKV Oil Development	Filed with the SEC on April 6, 2011 as part of our Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and George Paquet dated December 8, 2010	Filed with the SEC on April 6, 2011, as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and George Paquet dated May 16, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and George Paquet dated July 13, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.07	Promissory Note between the Company and George Paquet dated December 14, 2011.	Filed with the SEC on February 6, 2012 as part of our Registration Statement on Form S-1/A.
10.08	Promissory Note between the Company and George Paquet dated April 23, 2012.	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE ENERGY, CORP.

Dated: May 1, 2012	/s/ George Paquet
By: George Paquet
Its: President, CEO, CFO, Principal Accounting Officer, Secretary and Treasurer and Director

Dated: May 1, 2012	/s/ Melany Paquet
By: Melany Paquet
Its: Vice President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 1, 2012	/s/ Mike Anderson
By: Mike Anderson Its: Director

Dated: May 1, 2012	/s/Jefferson K. Villines
By: Jefferson K. Villines
Its: Director
Dated: May 1, 2012	/s/ George Paquet
By: George Paquet Its: President, CEO, CFO, Principal Accounting Officer, Secretary and Treasurer and Director

Dated: May 1, 2012	/s/Melany Paquet
By: Melany Paquet
Its: Vice President and Director