Form 10-Q/A
period 2012-01-31
FUTURE ENERGY CORP.
filed 2012-05-24
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

 FORM 10-Q/A

Amendment No. 1

__________________

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 to the Quarterly Report of Future Energy Corp. (the “Company”) on Form  10-Q/A for the quarterly period ended January 31, 2012, filed with the Securities and Exchange Commission on May 1, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and to furnish Exhibit 10.08 to the Form 10-Q. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.02	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.03	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement dated July 25, 2010 between the Company and Tim Cooksey Oil	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.02	Operating Agreement dated July 14, 2010 between the Company and Tim Cooksey Oil	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.03	Assignment Agreement dated December 17, 2010 between the Company and JKV Oil Development	Filed with the SEC on April 6, 2011 as part of our Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Georges Paquet dated December 8, 2010	Filed with the SEC on April 6, 2011, as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Georges Paquet dated May 16, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Georges Paquet dated July 13, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.07	Promissory Note between the Company and Georges Paquet dated December 14, 2011.	Filed with the SEC on February 6, 2012 as part of our Registration Statement on Form S-1/A.
10.08	Promissory Note between the Company and Georges Paquet dated April 23, 2012.	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

FUTURE ENERGY, CORP.

Dated: May 23, 2012	/s/ Georges Paquet
By: Georges Paquet
Its: President, CEO, CFO, Principal Accounting Officer, Secretary and Treasurer and Director

Dated: May 23, 2012	/s/ Melany Paquet
By: Melany Paquet
Its: Vice President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 23, 2012	/s/ Mike Anderson
By: Mike Anderson Its: Director

Dated: May 23, 2012	/s/Jefferson K. Villines
By: Jefferson K. Villines
Its: Director
Dated: May 23, 2012	/s/ Georges Paquet
By: Georges Paquet Its: President, CEO, CFO, Principal Accounting Officer, Secretary and Treasurer and Director

Dated: May 23, 2012	/s/Melany Paquet
By: Melany Paquet
Its: Vice President and Director