Form 10-Q
period 2012-04-30
FUTURE ENERGY CORP.
filed 2012-06-14
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

 FORM 10-Q

________________

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

 Yes       .  No    X  .

As of June 13, 2012, there were 77,142,852 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, except as otherwise indicated by the context, references in this report to “Company”, “FTEC”, “we”, “us” and “our” are references to Future Energy, Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Future Energy Corp.

(An Exploration Stage Company)

April 30, 2012

(Unaudited)

Index

Balance Sheets

4

Statements of Expenses

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

Future Energy Corp.

(An Exploration Stage Company)

Balance Sheets

ASSETS	April 30, 2012 (Unaudited)	July 31, 2011

Current Assets

Cash	$11,710	$11,005

Total Current Assets	11,710	11,005

Oil and gas properties
Unproved Property	50,000	50,000

Total Assets	$61,710	$61,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$9,919	$14,069
Accrued Liabilities	12,742	7,110
Due to related parties	516	516
Loan payable to related party	55,000	40,000

Total Current Liabilities	78,177	61,695

Total Liabilities	78,177	61,695

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 0 shares issued and outstanding	-	-
Common stock Authorized: 500,000,000 shares, par value $0.001 77,142,852 share issued and outstanding	77,143	77,143

Additional Paid-in Capital	(32,143)	(32,143)

Subscription Receivable	-	-
Deficit accumulated during the exploration stage	(61,467)	(45,690)

Total Stockholders’ Deficit	(16,467)	(690)

Total Liabilities and Stockholders’ Deficit	$61,710	$61,005

(The accompanying notes are an integral part of these unaudited financial statements)

Future Energy Corp.

(An Exploration Stage Company)

Statement of Expenses

(Unaudited)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	April 6, 2010 (Inception) to April 30, 2012

Revenue	$1,164	$379	$1,282	$489	$2,175

Lease Operating Expense	-	-			138
General and administrative	6,538	6,532	15,926	30,522	61,972

Total Operating Expenses	6,538	6,532	15,926	30,522	62,110

Total Operating Loss Before Interest	(5,374)	(6,153)	(14,644)	(30,033)	(59,935)

Interest expense	(396)	(122)	(1,133)	(196)	(1,532)

Net Loss	$(5,770)	$(6,275)	$(15,777)	$(30,229)	$(61,467)

Net Loss Per Share – Basic and Diluted	(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	77,142,852	77,142,852	77,142,852	77,142,852

(The accompanying notes are an integral part of these unaudited financial statements)

Future Energy

(An Exploration Stage Company)

Statement of Cash Flows

(Unaudited)

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	April 6, 2010 (Inception) to April 30, 2012

Cash flows from operating activities

Net loss	$(15,777)	$(30,229)	$(61,467)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	-	799	-
Accounts payable	(4,150)	14,295	9,919
Accrued expenses	5,632	337	12,742

Net cash used in operating activities	(14,295)	(14,798)	(38,806)

Cash flows from investing activities

Acquisition of property	-	(25,000)	(50,000)

Net cash used in investing activities	-	(25,000)	(50,000)

Cash flows from financing activities

Proceeds from issuance of common stock	-	5,000	45,000
Proceeds from loan payable to related party	15,000	25,000	55,000
Due to related parties	-	-	516

Net cash provided by financing activities	15,000	30,000	100,516

Net increase in cash	705	(9,798)	11,710

Cash, beginning of period	11,005	9,985	-

Cash, end of period	$11,710	$187	$11,710

Non-cash investing and financing activities:
Collection of subscriptions receivable	$-	$5,000	$5,000
Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

(The accompanying notes are an integral part of these unaudited financial statements)

Future Energy

(An Exploration Stage Company)

Footnotes to Financial Statements

(Unaudited)

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

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended April 30, 2012, the Company has an accumulated deficit of $61,467. The Company is in the business of exploiting and developing natural resources.  The Company participates in and invests in development projects with other companies across a wide range of natural resources.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Oil Well Properties

On July 25, 2010, the Company entered into an agreement with an unrelated third party (Tim Cooksey Oil, LLC) to purchase a 1.57% working interest in unproved property located in Franklin County, Illinois for $25,000.

On December 17, 2010, the Company purchased a 3% working interest in unproved property located in Franklin County, Illinois for $25,000.

4.

Promissory Note – Related Party

On December 8, 2010, the Company entered into an unsecured promissory note with the President of the Company whereby the Company borrowed $25,000.  The note is interest bearing at the rate of Royal Bank of Canada prime rate plus 2% per annum commencing December 8, 2010, and repayable on December 8, 2012.

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

5.

Related Party Transactions

a)

As at January 31, 2012, the Company was indebted to the President of the Company in the amount of $516, which is non-interest bearing, unsecured, and due on demand.

b)

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

Results of Operation for the period from April 6, 2010 (inception) to April 30, 2012

Our operating results for the period ended from April 6, 2010 (inception) to April 30, 2012 are summarized as follows:

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	Period from April 6, 2010 (Date of Inception) to April 30, 2012
Revenue	$1,164	$379	$1,282	$489	$2,175
Expenses(1)	$6,538	$6,532	$15,926	$30,522	$62,110
Other Expenses (Interest Expense)	396	122	1,133	196	$1,532
Net Income (loss)	$(5,770)	$(6,275)	$(15,777)	$(30,229)	$(61,467)

(1)

The significant component of the Company’s expenses during the period presented come from professional fees, including Accounting and Legal Fees.

Revenues

We have had $2,175 in operating revenues for the period from April 6, 2010 (inception) to April 30, 2012.

Working Capital

	As at April 30, 2012	As at July 31, 2011	As at July 31, 2010
Current Assets	$11,710	$11,005	$11,058
Current Liabilities	$78,177	$61,695	$5,586
Working Capital (Deficit)	$(66,467)	$(50,690)	$5,472

Cash Flows

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	Period from April 6, 2010 (Date of Inception) To April 30, 2012
Cash used in Operating Activities	$(14,295)	$(14,798)	$(38,806)
Cash used by Investing Activities	$-	$(25,000)	$(50,000)
Cash provided by Financing Activities	$15,000	$30,000	$100,516
Net Increase in Cash	$705	$(9,798)	$11,710

Going Concern

The reviewed financial statements accompanying for the period ended April 30, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of April 30, 2012, we had cash of $11,710. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the audited financial statements accompanying this prospectus. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of $11,710 and working capital deficit of $(66,467) as of April 30, 2012. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the Warrants comprising a portion of the Units we are registering in this prospectus. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

Subsequent Developments

On June 1, 2012, the Company appointed Mr. Chester Ku as a director of the Company and Mr. Ku accepted such appointment.

On June 4, 2012, the Company filed with the Secretary of State of Nevada a Certificate of Change to its Articles of Incorporation (the “Certificate of Change”).  As a result of the Certificate of Change, the Company has: (i) increased the authorized number of shares of common stock to five hundred million (500,000,000), with a par value of $0.001 per share and increased the authorized number of shares of preferred stock to two hundred million (200,000,000), with a par value of $0.001 per share, and (ii ) effectuated a 12-for-1 forward split (the “Forward Split”) of the issued and outstanding shares of common stock of the Company for all shareholders of record on the close of business on May 25, 2012.  As a result of the Forward Split, the issued and outstanding shares of common stock increased from 6,428,571 to 77,142,852. The Forward Split shares are payable upon surrender of certificates to the Company’s transfer agent. We have accounted for the stock split retroactively and have updated the outstanding common shares on the balance sheet.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2012, due to the material weaknesses resulting from the no director of the Company qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01b	Certificate of Change	Filed with the SEC on June 4, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement dated July 25, 2010 between the Company and Tim Cooksey Oil	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.02	Operating Agreement dated July 14, 2010 between the Company and Tim Cooksey Oil	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.03	Assignment Agreement dated December 17, 2010 between the Company and JKV Oil Development	Filed with the SEC on April 6, 2011 as part of our Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and George Paquet dated December 8, 2010	Filed with the SEC on April 6, 2011, as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and George Paquet dated May 16, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and George Paquet dated July 13, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.07	Promissory Note between the Company and George Paquet dated December 14, 2011.	Filed with the SEC on February 6, 2012 as part of our Registration Statement on Form S-1/A.
10.08	Promissory Note between the Company and George Paquet dated April 23, 2012.	Filed with the SEC on May 1, 2012 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

FUTURE ENERGY, CORP.

Dated: June 14 , 2012	/s/ George Paquet
By: George Paquet
Its: President, CEO, CFO, Principal Accounting Officer, Secretary and Treasurer and Director

Dated: June 14, 2012	/s/ Melany Paquet
By: Melany Paquet
Its: Vice President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 14, 2012	/s/ Mike Anderson
By: Mike Anderson Its: Director

Dated: June 14, 2012	/s/Jefferson K. Villines
By: Jefferson K. Villines
Its: Director
Dated: June 14, 2012	/s/ Chester Ku
By: Chester Ku
Its: Director

Dated: June 14, 2012	/s/ George Paquet
By: George Paquet Its: President, CEO, CFO, Principal Accounting Officer, Secretary and Treasurer and Director

Dated: June 14, 2012	/s/Melany Paquet
By: Melany Paquet
Its: Vice President and Director