Form 10-K
period 2012-07-31
FUTURE ENERGY CORP.
filed 2012-11-02
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2012

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

FUTURE ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-170201	41-2281199
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
840 23rd Street St. Georges, Quebec G5Y 4N6 Canada
(Address of principal executive offices)
(418) 263-2272
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2012 was $Nil based upon the price ($Nil) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of October 31, 2012, there were 119,528,352 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “FEC”, “we,” “us” and “our” are references to Future Energy Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.

BUSINESS

DESCRIPTION OF OUR BUSINESS

Corporate History

We were incorporated in the state of Nevada on April 6, 2010 and our principal business address is 840 23rd Street, St. Georges, Quebec, G5Y 4N6, Canada. We are currently an exploration stage company engaged in the acquisition, exploration, and development of prospective resource properties. Our current business focus is to implement the terms of our assignment agreements with Tim Cooksey Oil, LLC (“Tim Cooksey Oil”) pursuant to which we acquired a 1.57% working interest in two wells identified as Charles Prior #1A and #2A located in Franklin County, Illinois (the “Charles Prior Project”) in consideration of a payment of $25,000, and with CJT.JKV Oil Development, LLC (“JKV Oil Development”), pursuant to which we acquired a 3% working interest in five wells collectively identified as the Sesser Wells located in Franklin County, Illinois (the “Sesser Wells”) in consideration of a payment of $25,000.

Mr. and Ms. Paquet first became interested in the prospect of working interests in oil wells through online research. After conducting research, they determined that oil and gas investments could be an excellent long term strategy. Mr. and Ms. Paquet first became affiliated with Tim Cooksey Oil through an online posting whereby JKV Management Consulting, LLC (“JKV Consulting”) was presenting interests in various oil wells, including ones from Tim Cooksey Oil. JKV Consulting, of which Mr. Villines is the President, maintains an online posting of wells in which Mr. Villines, or one of his companies, owns a working interest because as an owner of such interests it is in Mr. Villines best interest to sell the remaining working interests since the sale of working interests to additional owners thereby amounts to a smaller proportion of operating and pumping expenses that Mr. Villines and other owners have to pay for the wells. Mr. Paquet initiated contact with the President of JKV Consulting, Mr. Jefferson Villines (“Mr. Villines”), which ultimately led to the purchase of the working interest in the Charles Prior Project, with Tim Cooksey (“Mr. Cooksey”) acting as the operator (the “Operator”) of the wells. Further research led to the decision that taking the Company public would provide the best opportunity to facilitate future financing. Mr. and Ms. Paquet did not agree to form the Company or to serve as an officer or director of the Company in any part due to a plan, agreement, or understanding that they would solicit, participate in, or facilitate the sale of the enterprise to (or a business combination with) a third party looking to obtain or become a public reporting entity. Further Mr. and Ms. Paquet have no such intention to do so.

Mr. Villines has a retained a 5 percent (5%) interest in the Charles Prior Project and a fifteen percent (15%) interest in the Sesser Wells (with both projects hereinafter referred to as the “Well Projects”), with both interests held through JKV Oil Development. Through JKV Consulting, Mr. Villines coordinates with Mr. Cooksey, and the Company’s consulting geologist, Mr. James Eader (“Mr. Eader”), to oversee the drilling of the Well Projects. The drilling of the Well Projects is being conducted by George Mitchell Drilling, an unaffiliated third party. Neither Mr. Villines nor his affiliated companies, JKV Consulting, and JKV Oil Development (collectively the “Affiliated Companies”), have received any compensation or commission in conjunction with the assignment of either of the Wells Projects in which the Company owns working interests. Other than the interests Mr. Cooksey has retained in the Charles Prior Project and the Sesser Wells, and Mr. Cooksey’s role as Operator of the Well Projects, Mr. Cooksey and Mr. Villines and his Affiliated Companies do not have any related affiliations or written agreements or contracts; however, they hold working interests in other non-affiliated wells together.

We entered into operating agreements with Tim Cooksey Oil on July 25, 2010 for the Charles Prior Project and on September 1, 2010, for the Sesser Wells. Pursuant to the terms of our agreements with Tim Cooksey Oil, Mr. Cooksey agreed to act as the Operator for the drilling, testing and completion of the subject wells and we agreed to share the proportionate ongoing operating fees and pumping expenses of the Charles Prior Project as such fees were waived for the Sesser Wells as part of our negotiations for acquiring the working interest in the Sesser Wells; however, we are not responsible for any additional Operator expenses such as drilling, testing, or completion of the wells. If the wells are viable and can be developed, we will receive a pro-rata share of any revenues equivalent to our working interest in the wells. If the wells are not viable, we expect the Operator to plug the wells; however, we will not be responsible for any portion of the costs related to plugging the wells. Additionally, pursuant to the terms and conditions of the agreements with Tim Cooksey Oil, LLC, we are severally liable for environmental and any other liabilities with regards to the Well Projects; however, we are only liable to the extent of our working interest in such Well Projects; therefore, our percentage of liability may be small as compared to the percentage of liability for the entire working interest, but such liability could still pose a material risk to our investment.

There are leases underlying the wells in which we own working interests; however we are not the holder of any of these leases and therefore we are not responsible for the payment or evaluation of any obligations under such leases. Tim Cooksey Oil is responsible for paying and maintaining the leases and has informed the Company that the amount of work done on both of the leases has far exceeded the amount of work necessary to maintain the leases. The lessee may lose substantial portions or all of the entire property underlying our Well Projects due to operating and environmental hazards, which either have not been insured against or cannot be insured against. This could result in a potential reduction of our working interests in the Well Projects, or even losing such interests in their entirety. Additionally, government regulations could either increase the cost of operations on the Well Projects or require alteration or cessation of operations in certain areas of the properties underlying the Well Projects. Further, we may be subject to partial payment for such liabilities according to our working interests in the Well Projects. The payment of such liabilities could reduce the funds available to us or could result in a total loss of our working interests. The occurrence of any of these events could significantly reduce our revenues, cause substantial losses or impair our future operating results and liquidity as our working interests in the Well Projects are the only assets we currently have.

The Charles Prior Project is located in the Illinois Basin approximately 100 miles southeast of St. Louis, Missouri. The authorized work program under the joint venture includes drilling, testing and completion of the two wells to a total depth of 3,800 +/- to check the Rosiclare Sandstone and Salem formation for hydrocarbons to be abstracted and sold. The Sesser Wells are also located in the Illinois Basin approximately 100 miles southeast of St. Louis, Missouri. The authorized work program under the joint venture includes drilling, testing and completion of the two wells to a total depth of 3,800 +/- to check the St Louis formations for hydrocarbons to be abstracted and sold. The work program on the Sesser Wells commenced in August of 2010. If we are successful in generating revenues from our joint ventures, we intend to acquire working interests in additional wells in the project area. Subject to obtaining additional financing we intend to acquire further resource or mineral projects.

Although we are currently focused on projects located in certain geographic regions, we continually evaluate attractive resource opportunities in other geographic areas. Our current focus is on acquiring working interests in oil and/or gas wells in the states of Texas, Illinois, California, and in the province of Alberta, Canada. However, we have not entered into negotiations or discussions for any of these purchases as we are merely exploring the areas for potential opportunities. Further, we do not have any reserves on any of our wells as there has not been any reserve reports conducted on the properties underlying the wells. We have limited operating income and, as a result, depend upon funding from various sources to continue operations and to implement our growth strategy.

Mr. and Ms. Paquet, our executive officers, currently reside in Quebec, Canada and while neither has technical training or prior experiences in the oil and gas industry, Mr. Paquet has prior project management, and business experience. Additionally, Mr. Andersen, who serves solely as a director of the Company, is a licensed geologist with experience in mineral and petroleum exploration, and he has verbally agreed to devote 10-11 hours per week to the Company. Further Mr. Villines, who also serves solely as a director of the Company, has years of experience in the oil and gas industry as the President of both JKV Consulting, a consulting Company located in Texas, which focuses on development and exploration of oil and gas projects and JKV Oil Development, an asset holding company which focuses on oil and gas interests. In addition, Mr. Villines has managed the promotion of developmental and exploratory oil and gas projects to private and institutional bodies, as well as providing private consulting services to a number of independent oil and gas companies. These experiences have given him the skills necessary to evaluate acquisitions, to direct drilling projects and to manage all aspects of extracting oil and gas, including selling the output. Mr. Villines has verbally agreed to devote 2 hours per week to the Company.

While neither Mr. nor Ms. Paquet has visited the subject property, one of the Company’s directors, Mr. Villines has visited both of the properties in which the Company currently owns working interests on two occasions. Specifically, Mr. Villines visited the properties once in May of 2010 and once in November of 2010. Additionally, during the negotiations to purchase the Well Projects and subsequent to the purchase, JKV Consulting, of which Mr. Villines is the President, provided the Company with photos and videos of the properties and the associated drilling work.

To date, we have earned $2,304 revenues, have cash on hand of $409,546 and have incurred a net loss of $(100,042) in the period from inception through July 31, 2012. We do not anticipate earning substantial revenues until such time as we enter into commercial production of our working interests in our Well Projects. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations from our working interests in oil wells.

Charles Prior Project

On July 29, 2010, we entered into an assignment agreement (the “CP Assignment Agreement”) with Tim Cooksey Oil pursuant to which we acquired a 1.57% working interest in the following two wells located in Franklin County, Illinois in consideration of a payment of $25,000. Tim Cooksey Oil is responsible for paying and maintaining the lease and the Charles Prior lease encompasses 80 acres. As granted by the Charles Prior Lease agreement between Tim Cooksey Oil and the owner of the Charles Prior Project, Tim Cooksey Oil holds an 80% lease net revenue interest in the two wells, pursuant to the Charles Prior Project underlying lease, which is further documented in the CP Assignment Agreement. This results in the Company having a net revenue interest of approximately 1.26% in the Charles Prior Project. JKV Oil Development, of which our director, Mr. Villines, is the President, owns a five percent (5%) working interest in the Charles Prior Project.

Charles Prior #1A:

In August of 2010, drilling operations were commenced. Charles Prior #1A (“CP 1”) was drilled to a total depth of approximately 3,500 feet. CP 1 had a high volume of gas and had to put the well on a choke. The well was choked back and put online averaging 40 to 50 BOPD. CP 1 had drilling mud come up the well bore, which restricted the oil production, and this was resolved this with acid treatments. Prior to acidizing, the Operator swabbed the well to determine the type of chemical combination needed to dissolve all of the mud to make the acidizing process more efficient. Due to tight rock formations in the well bore, on or about June 27, 2011 the Operator decided to drill 2 legs on the well. This involved using a tool deep underground to drill out twenty feet in two different directions so that the oil would flow in at a higher level from both sides. This has caused the oil to flow at a faster pace, but the Operator will continually evaluate CP 1 to see if any additional steps need to be taken to increase production.

Charles Prior #2A:

The well has been perforated and acidized. Charles Prior #2A (“CP 2”) will be producing from three pay zones, which will be on the pump jack. The well was fraced using a water frac, which had the objective of breaking up the rock in the formation to allow the oil to flow more easily. During a water frac, water and sand are pumped down the well at high pressure over the course of one day. This fluid is then pumped out of the well over an extended time period. The frac took place in early November and used over 1,400 barrels of fluid, composed primarily of water and sand. The pumping of the fluid resulting from the frac took place from approximately November 18, 2010 to January 18, 2011. Over this time period, the well pumped out an average of 100 barrels of fluid per day. The pumped fluid was composed primarily of water and sand with approximately 6% oil. The Operator intends to determine the effect drilling 2 legs has had on the CP 1 well, and based on the outcome, may perform the same procedure with the CP 2 well to increase the flow of fluid. As of November 30, 2011, there has not been any additional testing or treatments performed on the CP 2 well. The Operator does not have any plans to conduct testing on CP 2 as the well has already been drilled, and the Operator does not have any immediate plans to conduct treating on the wells, but he may decide to do so after re-evaluating the production of the well.

Fees and Revenue for the Charles Prior Project:

The operating and pumping fees on the Charles Prior Project are estimated to be approximately $1,500 per month. Due to the Company’s 1.57% working interest, the Company anticipates paying $23.55 per month in operating expenses for the Charles Prior Project, not including any saltwater disposal fees, which have not been incurred by the Company as of yet.

Since November of 2010, division orders were being processed by the Operator, Tim Cooksey Oil. Countrymark Cooperative, LLP (“Countrymark”) has purchased the oil from the Operator. Other than these division orders, the Company does not have any delivery commitments and enters into purchase orders as the oil becomes available. The Operator will be performing daily maintenance on the wells, but there will be no more drilling on the Charles Prior Project.

Sesser Wells

On December 17, 2010, we entered into an assignment agreement (the “Sesser Assignment Agreement”) with JKV Oil Development pursuant to which we acquired a 3% working interest in the following wells located in Franklin County, Illinois in consideration of a payment of $25,000. Tim Cooksey Oil is responsible for paying and maintaining the lease and the Sesser lease encompasses 500 acres. As granted by the Sesser Lease Agreement between Tim Cooksey Oil and the owner of the Sesser Wells, Tim Cooksey Oil holds an 80% lease net revenue interest in the Sesser Wells, pursuant to the Sesser Wells underlying lease, which is further documented in the Sesser Assignment Agreement. This results in the Company having a net revenue interest of 2.4% in the Sesser Wells. JKV Oil Development, of which our director, Mr. Villines, is the President, retained a fifteen percent (15%) working interest in the Sesser Wells.

The Sesser Wells consist of (i) three exploratory wells, (ii) one new well referred to as the Illinois Minerals #1-A (the “Illinois Well”), and (i) one injection well. The three exploratory wells have previously been drilled, and have produced oil in the past; however, as they are older wells they could be entirely depleted. We are using the injection well primarily to inject water into the exploratory wells to bring any remaining oil to the surface. This is accomplished by recharging the formation of the wells to produce a higher volume of oil from the past producing wells. Additionally, drilling was commenced on the Illinois Well in August of 2010.

As of February 7, 2011, the final well reports indicated that the Illinois Well had been drilled to a total depth of 3,500 feet. Around July 14, 2011, the Operator injected water into the water injection well in order for the water to push the oil over to the Illinois Well to increase production. In the event this does not increase production, the operator may decide to treat the wells with chemicals if there is paraffin, or a waxy buildup, caking the perforations of the well bore, but the operator has no immediate plans to do this as he would like to continually re-evaluate how much oil is being produced from the Illinois Well.

The aggregate operating and pumping fees on the Sesser Wells are estimated to be approximately $750.00 per month; however, as part of the negotiations for receiving the working interest, the Company is currently not responsible for any operating fees for the Sesser Wells. The Operator has informed the Company that operating fees will be assessed against the Company once the division orders are processed. Due to the Company’s 3% working interest in the Sesser Wells, once the Company is responsible for the operating fees for the Sesser Wells, the Company anticipates its share of the operating fees shall be approximately $22.50 per month, not including any saltwater disposal fees, which have not been incurred by the Company as of yet. The Sesser Wells were being refitted for new drilling equipment, but there will be no more drilling on the wells in the near future. However, the Operator may decide to perform new drillings on the production wells if needed. The Company does not have any delivery commitments and enters into purchase orders as the oil becomes available; therefore, the level of oil in tanks fluctuates.

The hydrocarbons being extracted and produced from the Well Projects are comprised of the oil itself and a small amount of natural gas. The oil being extracted and produced from the Well Projects is the only hydrocarbon currently being sold, and thus the only hydrocarbon currently generating revenue for the Company. While there is natural gas being produced from the Well Projects, it is an insufficient amount to be viable for sale; therefore, the natural gas is not generating revenue for the Company and it is solely being used to power the pump jacks to further extract oil from the Well Projects.

Corporate Developments

On June 1, 2012, Future Energy, Corp., a Nevada corporation (the “Company”) appointed Mr. Chester Ku (“Mr. Ku”) as a director of the Company. Mr. Ku accepted such appointment.

On or about June 4, 2012, the Company filed with the Secretary of State of Nevada a Certificate of Change to its Articles of Incorporation (the “Certificate of Change”). As a result of the Certificate of Change, the Company has increased the authorized number of shares of common stock to five hundred million (500,000,000) and increased the authorized number of shares of preferred stock to two hundred million (200,000,000).

Government Regulations

The production and sale of oil and gas is subject to regulation by state, federal, and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975, which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such re-imposition might occur and the effect thereof on us cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

The operations related to the Well Projects are subject to extensive and continually changing regulation because legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry could increase our share of operating expenses and, therefore, affect our profitability. However, we do not believe that these regulations will have a significant negative impact on our limited operations with respect to the Well Projects.

Employees

We have no significant employees other than Georges Paquet, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director, and Melany Paquet our Vice President and Director.  We believe that until such time that we have fully developed our plan of operations we will not have any employees and that we will frequently use consultants to assist in the completion of various projects.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549.  You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Principal Executive Offices

Our principal executive offices are located at 840 23rd Street, St. Georges, Quebec, G5Y 4N6, Canada. Mr. Paquet provides the office space to us at no cost. We believe our current premises are adequate for our current operations.

Oil and Gas Properties

On July 25, 2010, the Company entered into an Assignment of Oil and Gas Leases with Tim Cooksey Oil, whereby the Company was assigned a 1.57% working interest in and to certain oil and gas leases located in Franklin County, Illinois and owned by Tim Cooksey Oil. The working interests were acquired for an aggregate total of $25,000, which covered the following leases as specifically described as: (i) Charles Prior #1A, West Half of the Southwest Quarter of Section 8, Franklin County, Illinois; (ii) Charles Prior #2A, West Half of the Southwest Quarter of Section 8, Franklin County, Illinois; (the foregoing leased properties are referred to herein as the "Charles Prior Project"). These properties are located in the Illinois Basin approximately 100 miles southeast of St. Louis, Missouri. Local production is predominantly from the Aux Vases Sandston and the St. Genevieve Limestone at a depth less than 3300 feet.

On November 17, 2010, the Company entered into an Assignment of Oil and Gas Leases with JKV Oil Development, whereby the Company was assigned a 3% working interest in and to a certain oil and gas lease located in Franklin County, Illinois and owned by JKV Oil Development. The working interest was acquired for an aggregate total of $25,000, which covered the following lease as specifically described as the Sesser Wells located at Section 20 of the Northeast Quarter and the Southwest Quarter of the Northeast Quarter of the East One Half of the Southeast Quarter of the Northeast Quarter (Sec. 20 T5S, R2E), (the foregoing leased property is referred to herein as the "Sesser Wells").

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of October 24, 2012, there is no public market for our Common Stock. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

 Record Holders

As of October 24, 2012, there were 119,528,352 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 44 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None.

Re-Purchases of Equity Securities

None.

Dividends

On May 29, 2012, the Board of Directors of the Company authorized the issuance of a dividend (the “Forward Split”) to its shareholders, payable as a 12-for-1 forward split of the issued and outstanding shares of common stock of the Company for all shareholders of record on the close of business on May 25, 2012. As a result of the Forward Split, the issued and outstanding shares of common stock increased from 6,428,571 to 77,142,852. The Forward Split shares are payable upon surrender of certificates to the Company’s transfer agent.

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future.  Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts.  Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	July 31, 2012 $	July 31, 2011 $
Current Assets	414,546	11,005
Current Liabilities	95,733	61,695
Working Capital (Deficit)	318,813	(50,690)

Cash Flows

	Year ended July 31, 2012 $	Year ended July 31, 2011 $
Cash Flows from used in Operating Activities	(44,814)	(18,980)
Cash Flows used in Investing Activities	-	(25,000)
Cash Flows provided by Financing Activities	443,355	45,000
Net Increase in Cash During Period	398,541	1,020

Operating Revenues

Operating revenues for the period ended July 31, 2012 was $(1,411).

Operating revenues for the period ended July 31, 2011 was $(893).

Operating Expenses and Net Loss

Operating expenses for the years ended July 31, 2012 and 2011 was $54,110 and $36,656 and is comprised of expenses related to mineral claims and general and administrative expenses.

Net loss for the years ended July 31, 2012 and 2011 was $(54,352) and $(36,162) is comprised of expenses related to mineral claims and general and administrative expenses.

Liquidity and Capital Resources

As at July 31, 2012, the Company’s cash and total current asset balance was $414,546 compared to $11,005 as at July 31, 2011.  The increase in total assets is attributed to increased share capital investments from shareholders.

As at July 31, 2012, the Company had total liabilities of $95,733 compared with total liabilities of $61,695 as at July 31, 2011.  The increase in total liabilities was attributed to increased funding received by a related party of the Company.

As at July 31, 2012, the Company had a working capital of $318,813 compared with a working capital deficit of 50,690 as at July 31, 2011.

Cashflow from Operating Activities

During the period ended July 31, 2012, the Company used $44,814 of cash for operating activities compared to the use of $18,980 of cash for operating activities during the period ended July 31, 2011.  The change in net cash used in operating activities is attributed to increase in operating expenses.

Cashflow from Investing Activities

No cash was used in investing activities during the year ended July 31, 2012 as compared to $25,000 used during the year ended July 31, 2011.

Cashflow from Financing Activities

During the period ended July 31, 2012, the Company received $443,355 of cash from financing activities compared to $45,000 for the period ended July 31, 2011.   The change in financing activities is attributed to additional equity financing

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements.  A complete summary of these policies is included in the notes to our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Future Energy Corp.

(An Exploration Stage Company)

July 31, 2012

Index

Report of Independent Registered Public Accounting Firm	F–2

Balance Sheets	F–3

Statements of Operations	F–4

Statement of Stockholders’ Equity (Deficit)	F–5

Statements of Cash Flows	F–6

Notes to the Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Future Energy, Corp

(An Exploration Stage Company)

Canada G5Y 4N6

We have audited the accompanying balance sheets of Future Energy Corporation (an exploration stage company) (the “Company”) as of July 31, 2012 and July 31, 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended July 31, 2012 and 2011 and the period from April 6, 2010 (inception) through July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and July 31, 2011 and the related results of its operations and its cash flows for the year ended July 31, 2012 and the period from April 6, 2010 (inception) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

October 29, 2012

Future Energy Corp.

(An Exploration Stage Company)

Balance Sheets

ASSETS	July 31, 2012	July 31, 2011

Current Assets

Cash	$409,546	$11,005
Subscription Receivable	5,000	-

Total Current Assets	414,546	11,005

Oil and gas properties
Unproved property	50,000	50,000

Total Assets	$464,546	$61,005

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$12,919	$14,069
Accrued Liabilities	17,798	7,110
Due to related parties	516	516

Total Current Liabilities	31,233	21,695

Loan payable to related party	64,500	40,000
Total Liabilities	95,733	61,695

Stockholders’ Equity (Deficit)

Preferred stock Authorized: 200,000,000 shares, par value $0.001 none shares issued and outstanding	-	-
Common stock Authorized: 500,000,000 shares, par value $0.001 119,528,352 and 77,142,852 shares issued and outstanding, respectively	119,528	77,143

Additional Paid-in Capital	349,327	(32,143)

Deficit accumulated during the exploration stage	(100,042)	(45,690)

Total stockholders’ equity (deficit)	368,813	(690)

Total Liabilities and Stockholders’ Equity (Deficit)	$464,546	$61,005

(The accompanying notes are an integral part of these audited financial statements)

Future Energy Corp.

(An Exploration Stage Company)

Statement of Operations

	Year Ended July 31, 2012	Year Ended July 31, 2011	April 6, 2010 (Inception) to July 31, 2012

Revenue	$1,411	$893	$2,304

Lease Operating Expense	-	138	138
General and administrative	54,110	36,518	100,156

Total Operating Expenses	54,110	36,656	100,294

Total Operating Loss Before Interest	(52,699)	(35,763)	(97,990)

Interest expense	(1,653)	(399)	(2,052)

Net Loss	$(54,352)	$(36,162)	$(100,042)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,459,000	7,142,852

(The accompanying notes are an integral part of these audited financial statements)

Future Energy Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the period from April 6, 2010 (Inception) to July 31, 2012

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Balance, April 6, 2010 (Date of Inception)	–	$–	$–	$–	$–	$–

Common stock issued for cash	68,571,432	68,572	(28,572)	–	–	40,000

Subscription receivable related to common stock	8,571,420	8,571	(3,571)	(5,000)	–	–

Net loss	–	–	–	–	(9,528)	(9,528)

Balance - July 31, 2010	77,142,852	77,143	(32,143)	(5,000)	(9,528)	30,472

Collection of subscription receivable	–	–	–	5,000	–	5,000

Net loss	–	–	–	–	(36,162)	(36,162)

Balance – July 31, 2011	77,142,852	$77,143	$(32,143)	$–	$(45,690)	$(690)

Common stock issued for cash	41,885,500	41,885	376,970	–	–	418,855

Subscription receivable related to common stock	500,000	500	4,500	–	–	5,000

Net loss	–	–	–	–	(54,352)	(54,352)

Balance – July 31, 2012	119,528,352	$119,528	$349,327	$–	$(100,042)	$368,813

Future Energy

(An Exploration Stage Company)

Statement of Cash Flows

(Unaudited)

	Year Ended July 31, 2012	Year Ended July 31, 2011	April 6, 2010 (Inception) to July 31, 2012

Cash flows from operating activities

Net loss	$(54,352)	$(36,162)	$(100,042)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	-	1,073	-
Accounts payable	(1,150)	14,069	12,919
Accrued expenses	10,688	2,040	17,798

Net cash used in operating activities	(44,814)	(18,980)	(69,325)

Cash flows from investing activities

Acquisition of property	-	(25,000)	(50,000)

Net cash used in investing activities	-	(25,000)	(50,000)

Cash flows from financing activities

Proceeds from issuance of common stock	418,855	5,000	463,855
Proceeds from loan payable to related party	24,500	40,000	64,500
Due to related parties	-	-	516

Net cash provided by financing activities	443,355	45,000	528,871

Net increase in cash	398,541	1,020	409,546

Cash, beginning of period	11,005	9,985	-

Cash, end of period	409,546	11,005	409,546

Non-cash investing and financing activities:
Subscription receivable	$5,000	$-	$5,000
Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Future Energy Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

1.

Nature of Operations and Continuance of Business

Future Energy Corp. (“we”, “our”, the “Company”) was incorporated in the state of Nevada on April 6, 2010.  The Company has been in the exploration stage since its formation and has not commenced business operations. The company complies with statements of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the company as an exploration stage company.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended July 31, 2012, the Company has an accumulated deficit of $100,042. The Company is in the business of exploiting and developing natural resources.  The Company participates in and invests in development projects with other companies across a wide range of natural resources.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year end is July 31.

b)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Oil and Gas Properties

The Company applies the successful efforts method of accounting for oil and gas properties. Under the successful efforts method, exploration costs such as exploratory geological and geophysical costs, delay rentals and exploration overhead are charged against earnings as incurred. Acquisition costs and costs of drilling exploratory wells are capitalized pending determination of whether proved reserves can be attributed to the area as a result of drilling the well. If management determines that commercial quantities of hydrocarbons have not been discovered, capitalized costs associated with exploratory wells are charged to exploration expense. Acquisition costs of unproved leaseholds are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment, based on the Company’s current exploration plans, and a valuation allowance is provided if impairment is indicated.

Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Our current properties have minimal production and are considered unproved as of July 31, 2011 and July 31, 2012 and as such are not subject to depletion until such time they are further developed and determined to be proved or impaired.

Future Energy Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

3.

Summary of Significant Accounting Policies (continued)

Amortization rates are updated to reflect: 1) the addition of capital costs, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions and/or property dispositions and 4) impairments.

The Company reviews its proved properties in accordance with Accounting Standard Codification (ASC) 932-360, Extractive Activities Oil & Gas, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the discounted cash flow. Unproved properties are also evaluated under ASC 932-360 periodically by management to determine whether they have been impaired. A property would likely be impaired, for example, if a dry hole has been drilled on it and the entity has no firm plans to continue drilling. Also, the likelihood of partial or total impairment of a property increases as the expiration of the lease term approaches if drilling activity has not commenced on the property or on nearby properties. If the results of the assessment indicate impairment, a loss shall be recognized by providing a valuation allowance.

In fiscal year ended July 31, 2012 and 2011 there was no impairment of our oil and gas properties.

e)

Asset Retirement Obligations

In August 2001, the FASB issued ASC 410-20, “Accounting for Asset Retirement Obligations” (ASC 410-20).  ASC 410-20 requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

f)

Impairment of Long-lived Assets

In accordance with ASC 360-10, Accounting for Impairment or Disposal of Long-Lived Assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

g)

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC 830“Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Non-monetary items, including equity, are translated at the historical rate of exchange.  Revenues and expenses are translated at the average rates of exchange during the year. During the year ended July 31, 2012, the company had immaterial translation loss due to cash translation which was deemed to be irrelevant.

Future Energy Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

3.

Summary of Significant Accounting Policies (continued)

h)

Loss per Share

The Company computes net loss per share in accordance with ASC 740 "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Basic and diluted earnings per share for the year ended July 31, 2012 are the same as any incremental common stock equivalent would be anti-dilutive.

i)

Income Taxes

The Company accounts for income taxes using the asset and liability approach.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the mounts expected to be realized

j)

Revenue Recognition

The Company uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on the interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. We had no production, limited revenue and no imbalances as of July 31, 2011. Costs associated with production are expensed in the period incurred.

k)

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.

Oil Well Properties

On July 25, 2010, the Company entered into an agreement with an unrelated third party (Tim Cooksey Oil, LLC) to purchase a 1.57% working interest in unproved property located in Franklin County, Illinois for $25,000.

On December 17, 2010, the Company purchased a 3% working interest in unproved property located in Franklin County, Illinois for $25,000.

Future Energy Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

5.

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

On July 8, 2012, the Company entered into an unsecured promissory note with the President of the Company whereby the Company borrowed $9,500.  The note is interest bearing at the rate of Royal Bank of Canada prime interest rate plus 2% per annum commencing July 8, 2012, and repayable on July 8, 2013.

6.

Other Related Party Transactions

a)

As at July 31, 2012, the Company was indebted to the President of the Company in the amount of $516, which is non-interest bearing, unsecured, and due on demand.

b)

Our principal executive office space is provided by the President at no cost to the Company.

7.

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes wherein deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes at rates expected to be in effect when the differences are realized. During fiscal 2012, the Company incurred net losses and therefore has no current tax liability. The net deferred tax asset generated by the Company’s net operating loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $100,042 as at July 31, 2012. Under current tax laws, the net operating loss is set to expire on July 31, 2032.

At July31, 2012 and July 31, 2012, deferred tax assets consisted of the following:

	2012	2011
Deferred tax assets	34,014	15,535
Less: valuation allowance	(34,014)	(15,535)
Net deferred tax assets	-	-

Future Energy Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

8.

Common Stock and warrants

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

On July 11, 2012, the company issued 42,385,500 units at $0.01 per share for total proceeds of $423,855. Each unit consists of one common share and one fourth of one common shares warrant exercisable at $0.50 and one half of a common share warrant with an exercise price of $1.00. Of the total proceeds, the company received $5,000 subsequent to year-end. The company has shown subscription receivable as current asset on balance sheet.

Warrants

The Company issued 31,789,125 warrants in conjunction with the issuance of shares. The warrants had an aggregate intrinsic value of $0 at July 31, 2012.

The following is the summary of warrant transactions for the year ended July 31, 2012:

	Number	Weighted Average Exercise Price
Outstanding at July 31, 2011	-	-
Issued	31,789,125	$0.83
Exercised	-	-
Expired	-	-
Outstanding at July 31, 2012	31,789,125	$0.83

The warrants that are issued, outstanding, and exercisable as of July 31, 2012 are as follows:

Number of Warrants	Exercise Price	Expiration Date
10,596,375	$ 0.50	July 31,2014
21,192,750	$1.00	July 31,2014

9.

Subsequent Event

On August 17, 2012, the company issued a note receivable for a total of $50,000 to third party, payable after one year from the issuance date. The note accrues interest at prime rate of Canada plus 2% interest rate.

On October 1, 2012, the company issued a note receivable for a total of $50,000 to third party, payable after one year from the issuance date. The note accrues interest at prime rate of Canada plus 2% interest rate.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee.

2.

We did not maintain appropriate cash controls – As of July 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	Lack of segregation of duties. We have an inadequate number of personnel to properly implement control procedures.
4.

Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise. We do not have a functioning audit committee of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

5.

We did not implement appropriate information technology controls – As at July 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of July 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION

On July 8, 2012, the Company issued a one-year Promissory Note, in the principal amount of $9,500 to Georges Paquet, the President of the Company to evidence funds previously loaned by Mr. Paquet to the Company. The $9,500 principal amount underlying the Promissory Note is due and payable on or before July 8, 2013 and accrues interest at the rate of the Royal Bank of Canada Prime Rate plus 2% per annum.

On August 17, 2012, the Company entered into a Loan Agreement (the “August Loan”) with Marilyn Jean Media Inc. (“MJM”), whereby the Company lent MJM funds in the principal amount of $50,000. The $50,000 principal amount underlying the August Loan is due and payable on or before August 17, 2013 and accrues interest at the rate of the Royal Bank of Canada Prime Rate plus 2% per annum.

On October 1, 2012, the Company entered into a Loan Agreement (the “October Loan”) with MJM, whereby the Company lent MJM funds in the principal amount of $50,000. The $50,000 principal amount underlying the October Loan is due and payable on or before October 1, 2013 and accrues interest at the rate of the Royal Bank of Canada Prime Rate plus 2% per annum.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Date of Appointment
Georges Paquet	62	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director	April 6, 2010
Melany Paquet	37	Vice President and Director	April 6, 2010
Mike Anderson	42	Director	September 10, 2010
Jefferson K. Villines	35	Director	December 5, 2010
Chester Ku	38	Director	June 1, 2012

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our officers is elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board. Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified.

Background and Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Georges Paquet, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Mr. Paquet has a background in accounting. Mr. Paquet worked for Caisse Populaire St. Georges as both a teller and manager from 1966 to 1972. From 1984 to 1986, Mr. Paquet served as a project manager for Rock Lessard Inc, a building contractor working on behalf of a multimillion dollar Hydro Quebec construction project in the James Bay area of Quebec. From 1998 to 2004 Mr. Paquet served as an export, sales and public relations representative for Beauce Windows & Doors Inc., a manufacturing company focussed on windows and doors. In this capacity his primary function was expanding the company’s business into the United States as well as liaising with the Federal Government of Canada for related grants. Mr. Paquet has been retired since 2004 and thus currently provides services only to the Company. He currently spends approximately 25 hours per week providing services to the Company, which represents approximately 100% of his working hours. Mr. Paquet’s time commitment and devotion to the Company’s operations, coupled with his diverse business experiences has led the Company to the determination that he is a good fit as an executive officer and director of the Company.

Melany Paquet, Vice President and Director

Ms. Paquet attended LaSalle College in St. Georges from 1989-1992. From 2003 until the present, Ms. Paquet has operated a care facility out of her home. Ms. Paquet currently spends approximately 5 hours per week providing services to our company, which represents approximately 10% of her working hours. Ms. Paquet is the daughter of Mr. Paquet. Ms. Paquet’s relationship as daughter of the President of the Company, her efforts in acquiring our current working interests, and her dedication to the Company led the Company to determine she would be a good fit as an officer and director of the Company.

Mike Anderson, Director

Mr. Anderson obtained a double major in geology and physics from Dalhousie University in 1993. During his time at Dalhousie, Mr. Anderson interned with Amoco Petroleum Canada in the summer of 1991. In the summer of 1992, Mr. Anderson worked with the Geological Survey of Canada at the Bedford Institute of Oceanography. Both appointments provided Mr. Anderson with valuable training from experienced senior scientists. Following graduation, Mr. Anderson spent several years in both North and South America performing geophysical surveys ranging from 3-D seismic exploration in the Gulf of Mexico (1993-1995) to airborne surveys over the jungles of Brazil (1995-2000). From 2001 to 2006, Mr. Anderson was employed by Tetra Tech, a provider of consulting, engineering, and technical services worldwide, as Lead Geophysicist on environmental remediation projects where his duties included field management, unexploded ordnance (UXO) detection and documentation of UXO investigation studies. Mr. Anderson was employed by Risk Reduction Resources Inc (RRR) from February 2006 to December 2010. RRR is a geophysical company specializing in ground-based geophysics. As Senior Geophysicist, his responsibilities included business development, data processing, analysis and interpretation of mineral and oil exploration airborne and ground geophysical data. In January 2011, Mr. Anderson joined Mine-EOD, an environmental remediation company. As Senior Geophysicist, his responsibilities there include business development, geophysical data processing and analysis and field management and airborne geophysical surveys for mineral exploration. The Company decided Mr. Anderson would be a good director because he has more than 15 years experience in the areas of gravity, magnetic, electromagnetic, and radiometric applications in mineral exploration, petroleum exploration, and UXO detection as shown by his various work experiences.

Jefferson K. Villines III, Director

Mr. Villines has been the President and Owner of JKV Management Consulting, LLC, (“JKV Consulting”) a management consulting company which markets interests in oil and gas projects, since March of 2006. As President of JKV Consulting. Mr. Villines’ role consists of project evaluation, management of direct marketing and supervision of day-to-day operations. His responsibilities in this position include assessing all potential investments, visiting all properties in which the company invests, and negotiating with suppliers. He has also been the President of CJT.JKV Oil Development, LLC (“JKV Oil Development”), an asset holding company, which focuses on oil and gas interests, since its inception in February 2010. From 2000 to 2002, Mr. Villines worked at ESPN in Dallas, as an account executive in the marketing and advertising dept. From 2003 to 2004, Mr. Villines worked as VP of Sales and Marketing for Northstar Energy Inc. (“Northstar”), in Dallas, and from 2004 to 2005, he worked as VP of Sales and Marketing for Gulftex Operating, Inc. (“Gulftex”) in Dallas. Both Northstar and Gulftex are independent energy companies which operate and manage oil and gas leases, and in his positions as VP of Sales and Marketing for both companies, Mr. Villines assisted in project management, project evaluation, marketing, and sales of oil and gas leases. Mr. Villines studied Business Administration at Texas A&M University (1998-1999) and Oklahoma State University (1996-1997). In addition, Mr. Villines has over five years managing the promotion of developmental and exploratory oil and gas projects to private and institutional bodies, as well as providing private consultancy services to a number of independent oil and gas companies, specifically, in the field of direct marketing of working interest programs. Although his family has been involved in the oil and gas industry for over 75 years, each generation has taken a different path into the industry; thus, Mr. Villines’ hands on expertise is invaluable in being able to ascertain and evaluate the best possible opportunities to proactively move the company forward. Mr. Villines’ extensive experience with oil and gas companies and his ability to manage projects led the Company to the determination that he would be invaluable as a director of the Company.

Chester Ku, Director

Over the past fifteen years, Mr. Ku has gained significant experience in several different industries and has held various positions as a software developer, manager, business owner and consultant.  From May 1995 to September 1996, Mr. Ku headed the technical support team at ADP Systems Informatiques and was responsible for software development of custom accounting and payroll software. In April 1997, Mr. Ku joined CIBC VISA as a customer service representative working with the “help desk”, providing second-level support and resolving escalated calls.  In June of 1999, he completed the Canadian Securities Course and joined CIBC Wealth Management working as a Registered Representative.  As a Registered Representative, his primary role was providing order execution for online brokerage clients.  He also obtained his Derivatives Fundamentals, Options Licensing, Professional Financial Planning and Technical Analysis certificates during that time.  Mr. Ku left CIBC in 2002 and in 2004, formed Astronutrition, a company that sells vitamins and supplements online at www.astronutrition.com.  During that time, Mr. Ku managed all aspects of the business including overseeing technical development, marketing, sales and product selection.  In 2012, Mr. Ku sold Astronutrition and now works as an independent consultant to start-up businesses.  The Board of Directors appointed Mr. Ku as a Director of the Company on account of his diverse business experiences.

Identification of Significant Employees

We have no significant employees other than Georges Paquet, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director, and Melany Paquet our Vice President and Director. We believe that until such time that we have fully developed our plan of operations we will not have any employees and that we will frequently use consultants to assist in the completion of various projects.

Family Relationships

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

i.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

ii.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

iii.

Engaging in any type of business practice; or

iv.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(3)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(4)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(6)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(7)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently are in the exploration stage of our operations and we do not have any employees who are not also officers of the Company.  We anticipate that we will adopt a code of ethics when we increase the number of our employees.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors.  The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.  The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls.  The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended July 31, 2012 and 2011:

Summary Compensation Table

Name And Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Georges Paquet	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
Melany Paquet	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

(1)

Georges Paquet was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and one of our directors on April 6, 2010.

(2)

Melany Paquet was appointed as our vice-president and director on April 6, 2010.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No named executive officer or director received any equity awards, or holds exercisable or unexercisable options, as of the years ended July 31, 2012 and 2011.

Compensation of Directors

Our directors receive no extra compensation for their service on our board of directors.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount certain information concerning the number of shares of our common stock owned beneficially as of October 24, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Georges Paquet 840 – 23rd Street, St. Georges de Beauce, Quebec, Canada G5Y 4N6	Common Stock	60,000,000	Direct	50.2%
Melany Paquet 1784 – 87th Street, St. Georges de Beauce, Quebec, Canada G6A 1L8	Common Stock	17,142,852	Direct	14.34%
Mike Anderson 840 – 23rd Street, St. Georges de Beauce, Quebec, Canada G5Y 4N6	Common Stock	-	-	-
Jefferson K. Villines III 840 – 23rd Street, St. Georges de Beauce, Quebec, Canada G5Y 4N6	Common Stock	-	-	-
Chester Ku 840 – 23rd Street, St. Georges de Beauce, Quebec, Canada G5Y 4N6	Common Stock	-	-	-
Directors and Executive Officers (5 – as a group)	Common Stock	77,142,852		64.54%
5% Stockholders
Georges Paquet 840 – 23rd Street, St. Georges de Beauce, Quebec, Canada G5Y 4N6	Common Stock	60,000,000	Direct	50.2%
Melany Paquet 1784 – 87th Street, St. Georges de Beauce, Quebec, Canada G6A 1L8	Common Stock	17,142,852	Direct	14.34%

(1)

Based on 119,528.352 shares of our common stock outstanding as of October 24, 2012.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Andersen, Mr. Villines, and Mr. Ku are all independent directors because they are not officers of the Company and they are not beneficial owners of the Common Stock of the Company.

Related Party Transactions

1.

On June 30, 2010 we issued 4,285,714 (post-split) shares of our common stock to our President, Georges Paquet, at a price of $0.001 and 1,428,571 (post-split) shares of our common stock to Melany Paquet at a price of $0.001 per share.  The shares were issued to both subscribers pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that the subscribers represented to us that they were not a “US Person” as such term is defined in Regulation S.

2.

On July 15, 2010 we issued 714,285 (post-split) shares of our common stock to our President, Georges Paquet, at a price of $0.001 per share.  The shares were issued to Mr. Paquet pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that Mr. Paquet represented to us that he was not a “US Person” as such term is defined in Regulation S.

3.

On December 8, 2010, the Company issued a two year Promissory Note in the principal amount of $25,000 to Georges Paquet, our President. The $25,000 principal amount underlying the Promissory Note is payable on or before the two year anniversary of the Note and accrues interest at the rate of the Royal Bank of Canada Prime Interest Rate plus 2% per annum.

4.

On July 29, 2010, we entered into an assignment agreement with Tim Cooksey Oil pursuant to which we acquired a 1.57% working interest in the Charles Prior Project, located in Franklin County, Illinois in consideration of a payment of $25,000. JKV Oil Development, of which our director, Mr. Villines, is the President, owns a five percent (5%) working interest in the Charles Prior Project.

5.

On December 17, 2010, we entered into an assignment agreement with JKV Oil Development, pursuant to which we acquired a 3% working interest in wells located in Franklin County, Illinois in consideration of a payment of $25,000. JKV Oil Development, of which our director, Mr. Villines, is the President, retained a fifteen percent (15%) working interest in the Sesser Wells.

6.

On May 16, 2011, the Company issued a one year Promissory Note in the principal amount of $5,000 to Georges Paquet, our President. The $5,000 principal amount underlying the Promissory Note is payable on or before the one year anniversary of the Note and accrues interest at the rate of the Royal Bank of Canada Prime Interest Rate plus 2% per annum.

7.

On July 13, 2011, the Company issued a one year Promissory Note in the principal amount of $10,000 to Georges Paquet, our President. The $10,000 principal amount underlying the Promissory Note is payable on or before the one year anniversary of the Note and accrues interest at the rate of the Royal Bank of Canada Prime Interest Rate plus 2% per annum.

8.

On December 14, 2011, the Company issued a one year Promissory Note in the principal amount of $10,000 to Georges Paquet, our President. The $10,000 principal amount underlying the Promissory Note is payable on or before the one year anniversary of the Note and accrues interest at the rate of the Royal Bank of Canada Prime Interest Rate plus 2% per annum.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

disclosing such transactions in reports where required;

•

disclosing in any and all filings with the SEC, where required;

•

obtaining disinterested directors consent; and

•

obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended July 31, 2012	Year Ended July 31, 2011
Audit fees	$12,500	$7,150
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$12,500	$7,150

Audit Fees

During the fiscal year ended July 31, 2012, we incurred approximately $12,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended July 31, 2012.

During the fiscal year ended July 31, 2011, we incurred approximately $7,150 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended July 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended July 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended July 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended July 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01b	Certificate of Change	Filed with the SEC on June 4, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement dated July 25, 2010 between the Company and Tim Cooksey Oil	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.02	Operating Agreement dated July 14, 2010 between the Company and Tim Cooksey Oil	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.03	Assignment Agreement dated December 17, 2010 between the Company and JKV Oil Development	Filed with the SEC on April 6, 2011 as part of our Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Georges Paquet dated December 8, 2010	Filed with the SEC on April 6, 2011, as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Georges Paquet dated May 16, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Georges Paquet dated July 13, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.07	Promissory Note between the Company and Georges Paquet dated December 14, 2011.	Filed with the SEC on February 6, 2012 as part of our Registration Statement on Form S-1/A.
10.08	Promissory Note between the Company and Georges Paquet dated April 23, 2012.	Filed with the SEC on May 1, 2012 as part of our Amended Quarterly Report on Form 10-Q/A.
10.09	Promissory Note between the Company and Georges Paquet dated July 8, 2012.	Filed herewith.
10.10	Loan Agreement between the Company and Marilyn Jean Media, Inc. dated August 17, 2012.	Filed herewith.
10.11	Loan Agreement between the Company and Marilyn Jean Media, Inc. dated October 1, 2012.	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE ENERGY, CORP.

Dated: November 2, 2012	/s/ Georges Paquet
By: Georges Paquet
Its: President, CEO, CFO, Principal Accounting Officer, Secretary and Treasurer and Director

Dated: November 2, 2012	/s/ Melany Paquet
By: Melany Paquet
Its: Vice President and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: November 2, 2012	/s/ Mike Anderson
By: Mike Anderson Its: Director

Dated: November 2, 2012	/s/Jefferson K. Villines
By: Jefferson K. Villines
Its: Director

Dated: November 2, 2012	/s/ Chester Ku
By: Chester Ku
Its: Director

Dated: November 2, 2012	/s/ Georges Paquet
By: Georges Paquet Its: President, CEO, CFO, Principal Accounting Officer, Secretary and Treasurer and Director

Dated: November 2, 2012	/s/Melany Paquet
By: Melany Paquet
Its: Vice President and Director