Form 10-Q
period 2012-10-31
FUTURE ENERGY CORP.
filed 2012-12-17
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

 Yes      .  No   X .

As of December 13, 2012, there were 119,528,352 shares of the registrant’s $0.001 par value common stock issued and outstanding.

FUTURE ENERGY, CORP.*

TABLE OF CONTENTS          Page

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Future Energy Corp.

(An Exploration Stage Company)

October 31, 2012

Index

Balance Sheets

4

Statements of Expenses

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

Future Energy Corp.

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

ASSETS	October 31, 2012	July 31, 2012

Current Assets

Cash	$308,614	$409,546
Subscription Receivable	-	5,000
Accrued Interest Receivable	719	-
Loans receivable	100,000	-

Total Current Assets	409,333	414,546

Oil and gas properties
Unproved Property	50,000	50,000

Total Assets	$459,333	$464,546

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$17,919	$12,919
Accrued Liabilities	19,922	17,798
Due to related parties	516	516
Loan payable to related party	64,500	64,500

Total Liabilities	102,857	95,733

Stockholders’ Equity

Preferred stock Authorized: 100,000,000 shares, par value $0.001 0 shares issued and outstanding	-	-
Common stock Authorized: 500,000,000 shares, par value $0.001 119,528,352 shares issued and outstanding, respectively	119,528	119,528
Additional Paid-in Capital	349,327	349,327
Deficit accumulated during the exploration stage	(112,379)	(100,042)

Total Stockholders’ Equity	356,476	368,813

Total Liabilities and Stockholders’ Equity	$459,333	$464,546

(The accompanying notes are an integral part of these unaudited financial statements)

Future Energy Corp.

(An Exploration Stage Company)

Statement of Expenses

(Unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	April 6, 2010 (Inception) to October 31, 2012

Revenue	$-	$-	$2,304

Lease Operating Expense	-	-	138
General and administrative	12,432	4,598	112,588

Total Operating Expenses	12,432	4,598	112,726

Total Operating Loss Before Interest	(12,432)	(4,598)	(110,422)

Interest Income	719	-	719
Interest expense	(624)	(315)	(2,676)

Net Loss	$(12,337)	$(4,913)	(112,379)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	119,528,352	77,142,852

(The accompanying notes are an integral part of these unaudited financial statements)

 Future Energy

(An Exploration Stage Company)

Statement of Cash Flows

(Unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	April 6, 2010 (Inception) to October 31, 2012

Cash flows from operating activities

Net loss	$(12,337)	$(4,913)	$(112,379)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accrued Interest Receivable	(719)	-	(719)
Prepaid expenses	-	-	-
Accounts payable	5,000	(4,150)	17,919
Accrued expenses	2,124	1,815	19,922

Net cash used in operating activities	(5,932)	(7,248)	(75,257)

Cash flows from investing activities

Acquisition of property	-	-	(50,000)
Loans Receivable	(100,000)	-	(100,000)

Net cash used in investing activities	(100,000)	-	(150,000)

Cash flows from financing activities

Proceeds from issuance of common stock	5,000	-	468,855
Proceeds from loan payable to related party	-	-	64,500
Due to related parties	-	-	516

Net cash provided by financing activities	5,000	-	533,871

Net increase/ (decrease) in cash	$(100,932)	$(7,248)	$308,614

Cash, beginning of period	$409,546	$11,005	$-

Cash, end of period	$308,614	$3,757	$308,614

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

(The accompanying notes are an integral part of these unaudited financial statements)

1.

Nature of Operations and Continuance of Business

Future Energy Corp. (the “Company”) was incorporated in the state of Nevada on April 6, 2010.  The Company has been in the exploration stage since its formation and has not commenced business operations.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended October 31, 2012, the Company has an accumulated deficit of $112,379. The Company is in the business of exploiting and developing natural resources.  The Company participates in and invests in development projects with other companies across a wide range of natural resources.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Related Party Transactions

a)

As at October 31, 2012, the Company was indebted to the President of the Company in the amount of $516, which is non-interest bearing, unsecured, and due on demand.

b)

As of October 31, 2012, the Company is indebted to the President of the Company in the amount of $64,500 for several promissory notes issued during the year ended July 31, 2012. The notes bear interest at the rate of Royal Bank of Canada prime interest rate plus 2% per annum and are repayable before July 31, 2013.

c)

Our principal executive office space is provided by the President at no cost to the Company.

4.

Loans Receivable

On August 17, 2012, the company issued a note receivable for a total of $50,000 to a third party, payable after one year from the issuance date. The note accrues interest at prime rate of Canada plus 2% interest rate.

On October 1, 2012, the company issued a note receivable for a total of $50,000 to a third party, payable after one year from the issuance date. The note accrues interest at prime rate of Canada plus 2% interest rate. The notes are secured by all of the current and future assets of the borrower.

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

Results of Operation for the period from April 6, 2010 (inception) to October 31, 2012

Our operating results for the period ended from April 6, 2010 (inception) to October 31, 2012 are summarized as follows:

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Period from April 6, 2010 (Date of Inception) to October 31, 2012
Revenue	$ -	$ -	$ 2,304
Expenses(1)	$12,432	$4,598	$112,726
Other Revenues Interest Income	719	-	719
Other Expenses (Interest Expense)	(624)	(315)	(2,676)
Net Income (loss)	$(12,337)	$(4,913)	$(112,379)

(1)

The significant component of the Company’s expenses during the period presented come from professional fees, including Accounting and Legal Fees.

Revenues

We have had $2,304 in operating revenues for the period from April 6, 2010 (inception) to October 31, 2012.

Working Capital

	As at October 31, 2012	As at July 31, 2012
Current Assets	$409,333	$414,546
Current Liabilities	$102,857	$95,733
Working Capital (Deficit)	$306,476	$313,813

Cash Flows

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Period from April 6, 2010 (Date of Inception) To October 31, 2012
Cash used in Operating Activities	$(5,932)	$(7,248)	$(75,257)
Cash used by Investing Activities	$(100,000)	$ -	$(150,000)
Cash provided by Financing Activities	$5,000	$ -	$533,871
Net Increase in Cash	$(100,932)	$(7,248)	$308,614

Going Concern

The reviewed financial statements accompanying for the period ended October 31, 2012 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of October 31, 2012, we had cash of $308,614. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the audited financial statements accompanying this prospectus. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We had a cash balance of $308,614 and working capital of $306,476 as of October 31, 2012. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the Warrants comprising a portion of the Units we are registering in this prospectus. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2012, due to the material weaknesses resulting from the fact that no director on the Board of Directors qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 2, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFTY DISCLOSURES.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01b	Certificate of Change	Filed with the SEC on June 4, 2012 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.01	Assignment Agreement dated July 25, 2010 between the Company and Tim Cooksey Oil	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.02	Operating Agreement dated July 14, 2010 between the Company and Tim Cooksey Oil	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
10.03	Assignment Agreement dated December 17, 2010 between the Company and JKV Oil Development	Filed with the SEC on April 6, 2011 as part of our Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Georges Paquet dated December 8, 2010	Filed with the SEC on April 6, 2011, as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between the Company and Georges Paquet dated May 16, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.06	Promissory Note between the Company and Georges Paquet dated July 13, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.07	Promissory Note between the Company and Georges Paquet dated December 14, 2011.	Filed with the SEC on February 6, 2012 as part of our Registration Statement on Form S-1/A.
10.08	Promissory Note between the Company and Georges Paquet dated April 23, 2012.	Filed with the SEC on May 24, 2012 as part of our Amended Quarterly Report on Form 10-Q/A.
10.09	Promissory Note between the Company and Georges Paquet dated July 8, 2012.	Filed with the SEC on November 2, 2012 as part of our Annual Report on Form 10-K.
10.10	Loan Agreement between the Company and Marilyn Jean Media, Inc. dated August 17, 2012.	Filed with the SEC on November 2, 2012 as part of our Annual Report on Form 10-K.
10.11	Loan Agreement between the Company and Marilyn Jean Media, Inc. dated October 1, 2012.	Filed with the SEC on November 2, 2012 as part of our Annual Report on Form 10-K.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

FUTURE ENERGY, CORP.

Dated: December 17 , 2012	/s/ George Paquet
By: George Paquet
Its: President, CEO, CFO, Principal Accounting Officer, Secretary and Treasurer and Director

Dated: December 17, 2012	/s/ Melany Paquet
By: Melany Paquet
Its: Vice President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 17, 2012	/s/ Mike Anderson
By: Mike Anderson Its: Director

Dated: December 17, 2012	/s/Jefferson K. Villines
By: Jefferson K. Villines
Its: Director
Dated: December 17, 2012	/s/ Chester Ku
By: Chester Ku
Its: Director

Dated: December 17, 2012	/s/ George Paquet
By: George Paquet Its: President, CEO, CFO, Principal Accounting Officer, Secretary and Treasurer and Director

Dated: December 17, 2012	/s/Melany Paquet
By: Melany Paquet
Its: Vice President and Director