Form 10-Q
period 2013-03-31
MARILYNJEAN INTERACTIVE INC.
filed 2013-05-15
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-54870

MARILYNJEAN INTERACTIVE INC.

(Exact name of registrant as specified in its charter)

Nevada	41-2281199
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

104 – 12877 76th Avenue, Surrey, British Columbia  V3W 1E6

(Address of principal executive offices) (zip code)

(604) 630-9302

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,528,352 common shares issued and outstanding as at May 5, 2013. (1)

Note

(1)

Does not include the 106,651,250 common shares of the Company that are reserved for issuance and issuable upon the redemption at any time by the holders of 106,651,250 Class B Exchangeable Preferred shares (the “Exchangeable Preferred Shares”) in the capital of MarilynJean Holdings Inc., a wholly-owned subsidiary of the Company.  Each Exchangeable Preferred Share is convertible into one common share in the capital of the Company on a one-for-one basis.

Table of Contents

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

18

PART II - OTHER INFORMATION

27

Item 1. Legal Proceedings

27

Item 1A. Risk Factors

27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3. Defaults Upon Senior Securities

27

Item 4. Mine Safety Disclosures.

27

Item 5. Other Information.

27

Item 6. Exhibits.

27

SIGNATURES

29

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended March 31, 2013 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

March 31, 2013

(Expressed in US dollars)

(unaudited)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	March 31, 2013 $	December 31, 2012 $
		(Restated – Note 10)
ASSETS
Current Assets
Cash	273,575	17,731
Amounts receivable	1,298	10,921

Total Current Assets	274,873	28,652

Restricted cash (Note 4)	4,918	5,026
Oil and gas properties (Note 5)	50,000	–

Total Assets	329,791	33,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	44,437	2,436
Accrued liabilities	26,823	3,266
Loans payable (Note 6)	–	100,000
Due to related parties (Note 7)	65,016	–

Total Current Liabilities	136,276	105,702

Loans payable (Note 6)	58,701	60,049

Total Liabilities	194,977	165,751

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Equity (Deficit)
Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil	–	–
Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 194,528,352 and 74,999,250 shares, respectively	194,528	74,045
Additional paid-in capital	216,444	–
Share subscriptions receivable	(1,038)	–
Accumulated other comprehensive income	3,260	99
Deficit accumulated during the development stage	(278,380)	(206,217)

Total Stockholders’ Equity (Deficit)	134,814	(132,073)

Total Liabilities and Stockholders’ Equity (Deficit)	329,791	33,678

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended March 31, 2013 $	Three Months Ended March 31, 2012 $	Accumulated from September 1, 2011 (date of inception) to March 31, 2013 $

Revenue	927	25	5,560

Cost of goods sold	815	–	4,090

Gross Profit	112	25	1,470

Operating Expenses

Advertising and promotion	9,560	5,851	119,832
Automotive	473	–	5,843
Foreign exchange loss	2,092	–	2,092
General and administrative	3,835	341	21,359
Professional fees	38,300	–	38,646
Management fees (Note 7)	8,927	–	23,932
Rent	2,083	–	7,685
Travel	211	–	5,026
Website costs	4,989	14,441	50,380

Total Operating Expenses	70,470	20,633	274,795

Loss Before Other Expense	(70,358)	(20,608)	(273,325)

Other Expense

Interest expense	(1,805)	–	(5,055)

Net Loss	(72,163)	(20,608)	(278,380)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	76,964,850	74,999,250

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscriptions Receivable	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total

	#	Amount	#	Amount
		$		$	$	$	$	$	$

Balance, December 31, 2012	–	–	74,999,250	74,999	(954)	–	99	(206,217)	(132,073)

Shares issued for cash			106,652,000	106,652	(105,614)	(1,038)	–	–	–

March 25, 2013 – recapitalization transactions

Shares of Future Energy Corp.	–	–	119,528,352	119,528	(119,528)	–	–	–	–

Shares exchanged for exchangeable preferred shares in MarilynJean Holdings Inc. Refer to Note 3	–	–	(106,651,250)	(106,651)	106,651	–	–	–	–

Net assets acquired on reverse merger	–	–	–	–	335,889	–	–	–	335,889

Foreign exchange translation	–	–	–	–	–	–	3,161	–	3,161

Net loss for the period	–	–	–	–	–	–	–	(72,163)	(72,163)

Balance, March 31, 2013	–	–	194,528,352	194,528	216,444	(1,038)	3,260	(278,380)	134,814

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three Months Ended March 31, 2013 $	Three Months Ended March 31, 2012 $	Accumulated from September 1, 2011 (date of inception) to March 31, 2013 $

Operating Activities

Net loss for the period	(72,163)	(20,608)	(278,380)

Adjustments to reconcile net loss to net cash used in operating activities:

Foreign exchange translation gain on debt	(1,348)	–	(1,348)

Changes in operating assets and liabilities:

Accounts receivable	11,602	(622)	681
Prepaid expenses	–	6,637	–
Accounts payable	23,869	25	26,305
Accrued liabilities	23,557	–	26,823

Net Cash Used in Operating Activities	(14,483)	(14,568)	(225,919)

Investing Activities

Restricted cash	–	–	(5,026)
Net cash acquired on recapitalization	267,058	–	267,058

Net Cash Provided by Investing Activities	267,058	–	262,032

Financing Activities

Proceeds from loans payable	–	–	160,049
Proceeds from issuance of common stock	–	–	74,045

Net Cash Provided by Financing Activities	–	–	234,094

Effect of Exchange Rate Changes on Cash	3,269	995	3,368

Increase (Decrease) in Cash	255,844	(13,573)	273,575

Cash, Beginning of Period	17,731	48,090	–

Cash, End of Period	273,575	34,517	273,575

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Future Energy Corp. (the “Company”) was incorporated in the State of Nevada on April 6, 2010. The name was changed to MarilynJean Interactive Inc. on April 4, 2013.

The Company had previously been in the exploration stage since its formation and had not commenced any exploration activities. On March 25, 2013, the Company entered into a share exchange agreement with MarilynJean Media Inc. (“MJM") which is in the business of selling children’s products via the internet. Refer to Note 3. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities,” in the business of selling children’s products via the internet.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended March 31, 2013, the Company has not generated significant revenues and has an accumulated deficit of $278,380. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Principles

(a)

Basis of Presentation

These consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MarilynJean Holdings Inc. and MarilynJean Media Inc. All inter-company accounts and transactions have been eliminated.

(b)

Interim Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of oil and gas properties and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

(d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar. Foreign exchange items are translated to US dollars in accordance with ASC 830, “Foreign Currency Translation Matters”, using the exchange rate prevailing at the balance sheet date. Monetary assets and liabilities are translated using the exchange rate at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The subsidiaries’ accounts are translated to US dollars using the current rate method. Accordingly, assets and liabilities are translated into US dollars at the period-end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(f)

Financial Instruments

Pursuant to ASC 820, “Fair Value Measurements and Disclosures”, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, loans payable, and due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

(g)

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

Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Our current properties have minimal production and are considered unproved as of March 31, 2013 and as such are not subject to depletion until such time they are further developed and determined to be proved or impaired.

Amortization rates are updated to reflect: 1) the addition of capital costs, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions and/or property dispositions and 4) impairments.

The Company reviews its proved properties in accordance with ASC 932-360, Extractive Activities Oil & Gas, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires the Company to evaluate property and equipment as an event occurs or circumstances change that would more likely than not reduce the fair value of the property and equipment below the carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the discounted cash flow. Unproved properties are also evaluated under ASC 932-360 periodically by management to determine whether they have been impaired. A property would likely be impaired, for example, if a dry hole has been drilled on it and the entity has no firm plans to continue drilling. Also, the likelihood of partial or total impairment of a property increases as the expiration of the lease term approaches if drilling activity has not commenced on the property or on nearby properties. If the results of the assessment indicate impairment, a loss shall be recognized by providing a valuation allowance.

(h)

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of ASC 440, “Asset Retirement and Environmental Obligations” which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

(i)

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

(j)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of March 31, 2013 and December 31, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state, and local taxes in the US, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessments vary from state to state. Tax authorities of Canada and US have not audited any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the periods ended March 31, 2013 and 2012, there were no charges for interest or penalties.

(k)

Revenue Recognition

The Company earns revenue from the sale of children’s products. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the goods have been shipped, and collectability is reasonably assured.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

(l)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(m)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2013, the Company had 138,440,375 potential dilutive shares outstanding.

(n)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2013 and December 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(o)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

3.

Acquisition of MarilynJean Media Inc. and Recapitalization

On March 25, 2013, the “Company entered into a share exchange agreement with MJM. Under the terms of the agreement, the Company, together with its wholly-owned subsidiary, MarilynJean Holdings Inc., acquired 100% of the issued and outstanding common shares of MJM in exchange for 75,000,000 shares of common stock of the Company and 106,651,250 exchangeable preferred stock of MarilynJean Holdings Inc. The exchangeable shares of preferred stock are redeemable by the holders into shares of common stock of the Company on a one-for-one basis. The share exchange agreement closed on March 28, 2013.

After the close of the share exchange agreement, the Company has 194,528,352 shares of common stock issued and outstanding and 106,651,250 shares of common stock reserved for issuance upon conversion of 106,651,250 exchangeable shares of preferred stock outstanding. The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope ASC 805, “Business Combinations”. Under recapitalization accounting, MJM is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of MJM since its inception on September 1, 2011.

The assets acquired and liabilities assumed are as follows:

$

Cash	267,058
Amounts receivable	1,979
Loan receivable	100,000
Oil and gas properties	50,000
Accounts payable and accrued liabilities	(18,132)
Due to related parties	(65,016)

Net assets acquired	335,889

4.

Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards.

5.

Oil and Gas Properties

(a)

On July 25, 2010, the Company purchased a 1.57% working interest in an unproved property located in Franklin County, Illinois for $25,000.

(b)

On December 17, 2010, the Company purchased a 3% working interest in an unproved property located in Franklin County, Illinois for $25,000.

6.

Loans Payable

(a)

As at December 31, 2012, MJM owed $100,000 to the Company. MJM became a wholly-owned subsidiary of the Company on March 28, 2013 (as described in Note 3) so the balance owing is eliminated upon consolidation as at March 31, 2013.

(b)

As at March 31, 2013, the Company has a loan payable of $25,316 (Cdn$25,767) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on April 17, 2014, and is secured by a general security agreement.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

6.

Loans Payable

(c)

As at March 31, 2013, the Company has a loan payable of $23,560 (Cdn$23,980) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on May 28, 2014.

(d)

As at March 31, 2013, 2012, the Company has a loan payable of $9,825 (Cdn$10,000) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on December 7, 2014.

7.

Related Party Transactions

(a)

As at March 31, 2013, the Company was indebted to a director of the Company in the amount of $516 (December 31, 2012 - $nil), which is non-interest bearing, unsecured, and due on demand.

(b)

As of March 31, 2013, the Company is indebted to a director of the Company in the amount of $64,500 (December 31, 2012 – $nil). The loan bears interest at the Royal Bank of Canada prime interest rate plus 2% per annum, is unsecured, and is repayable on or before July 31, 2013.

(c)

During the three months period ended March 31, 2013, the Company incurred management fees of $4,464 (2012 - $nil) to the Chief Executive Officer of the Company.

(d)

During the three months period ended March 31, 2013, the Company incurred management fees of $4,463 (2012 - $nil) to the Chief Financial Officer of the Company.

8.

Common Stock

(a)

On March 1, 2013, the MJM issued 106,652,000 shares of common stock at $0.00001 per share for proceeds of $1,038 which had not yet been received as at March 31, 2013.

(b)

On March 22, 2013, the MJM effected a stock split for its issued and outstanding common shares, on the following basis:

6,750 Class A common shares for 1 Class A common share

100,000 Class B common shares for 1 Class B common share

6,750 Class C common shares for 1 Class C common share

All MJM share amounts have been retroactively restated for all periods presented.

(c)

On March 28, 2013, the Company issued 75,000,000 shares of common stock and its wholly-owned subsidiary, Marilyn Jean Holdings Inc., issued 106,651,250 exchangeable shares of preferred stock to the shareholders of MJM to acquire 100% of the issued and outstanding shares of MJM.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

9.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2012	–	–

Outstanding warrants of the Company prior to reverse merger	31,789,125	0.83

Balance, March 31, 2013	31,789,125	0.83

As at March 31, 2013, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

10,596,375	0.50	July 31, 2014
21,192,750	1.00	July 31, 2014

31,789,125

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

10.

Restatement

MJM has restated its financial statements as at December 31, 2012 and 2011 and for the periods then ended to reflect the change in reporting currency from Canadian dollars to US dollars.

	As at December 31, 2012
	As reported Cdn$	Adjustment $	As restated US$

Assets

Current Assets

Cash	17,641	90	17,731
Amounts receivable	10,866	55	10,921

Total Current Assets	28,507	145	28,652

Restricted cash	5,000	26	5,026

Total Assets	33,507	171	33,678

Liabilities

Current Liabilities

Accounts payable	2,424	12	2,436
Accrued liabilities	3,249	17	3,266
Loans payable	99,490	510	100,000

Total Current Liabilities	105,163	539	105,702

Loans payable	59,747	302	60,049

Total Liabilities	164,910	841	165,751

Stockholders’ Deficit

Common stock	75,100	(1,055)	74,045
Accumulated other comprehensive income	–	99	99
Deficit accumulated during the development stage	(206,503)	286	(206,217)

Total Stockholders’ Deficit	(131,403)	(670)	(132,073)

Total Liabilities and Stockholders’ Deficit	33,507	171	33,678

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q and the consolidated financial statements and the notes to those statements included in our Current Report on Form 8-K filed on April 3, 2013 which contained annual financial statements of MarilynJean Media Inc. for the year ended December 31, 2012 and 2011. Certain statements contained herein constitute forward-looking statements. In some cases forward-looking statements can be identified by terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “intends,” or similar terms. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or current expectations of our company, its directors or its officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) the Internet and Internet commerce and (iv) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

Foreign Currency and Exchange Rates

All amounts in this quarterly report are stated in United States dollars unless otherwise indicated.

In this quarterly report, the terms “we”, “us”, “our”, “the Company” and “MarilynJean” mean MarilynJean Interactive Inc. and its subsidiaries.

Corporate Overview

We were incorporated in the State of Nevada on April 6, 2010. Following incorporation, we were engaged in the acquisition, exploration and development of prospective resource properties.  Initially, we focused on implementing the terms of our assignment agreements with Tim Cooksey Oil, LLC pursuant to which we acquired a 1.57% working interest in two wells identified as Charles Prior #1A and #2A located in Franklin County, Illinois in consideration of a payment of $25,000, and with CJT.JKV Oil Development, LLC, pursuant to which we acquired a 3% working interest in five wells collectively identified as the Sesser Wells located in Franklin County, Illinois in consideration of a payment of $25,000.  However, we were not successful in developing our oil and gas interests and thus began to investigate other business opportunities in order to maximize shareholder value.  As a result, on March 25, 2013, we entered into the Share Exchange Agreement with MarilynJean Media Inc., a British Columbia corporation, (“MJM”) which closed on March 28, 2013.

Following the closing of the Share Exchange Agreement on March 28, 2013, our company decided to focus on MJM’s business, which is the business of operating a members-only private sale ecommerce website providing reduced retail prices on baby and children’s brands of apparel, toys and accessories.  Following the closing of the Share Exchange Agreement and commencement of the new business operated through MJM, our board of directors decided to seek out opportunities to divest our company of all assets related to our oil and gas business.  Although our company has not entered into any negotiations or agreements related to such divestiture, our board of directors has instructed management to seek out viable options related to the sale and disposition of such assets.

Because the operations and assets of MJM represented substantially our entire business and operations as of March 31, 2013, our management’s discussion and analysis is based on MJM’s operations. MJM commenced business operations on September 1, 2011.  MJM operates out of Surrey, British Columbia, Canada and engages in the business of operating a members-only private sale ecommerce website providing reduced retail prices on baby and children’s brands of apparel, toys and accessories.

Recent Corporate Developments

Since the commencement of our fiscal quarter ended March 31, 2013 we have experienced the following significant corporate developments:

Acquisition of MarilynJean Media Inc.

On March 28, 2013, we acquired 100% of the issued and outstanding common shares of MJM, a private company incorporated under the laws of British Columbia. MJM operates a members-only private sale ecommerce website providing reduced retail prices on baby and children’s brands of apparel, toys and accessories (the “Transaction”).

Pursuant to the Transaction, the Company issued a total of 75,000,000 restricted shares of common stock to the former shareholders of MJM, equating to 1 share of common stock in the capital of our company for every issued common share of MJM. The acquisition was subject to MJM completing an audit of its financial statements, and shareholders of both companies approving the acquisition agreement.

Pursuant to the Transaction, the Canadian shareholders of MJM sold 106,651,250 common shares in the capital of MJM to MarilynJean Holdings Inc., our wholly-owned subsidiary, in consideration for the issuance of 106,651,250 Exchangeable Preferred Shares to such Canadian shareholders on a one-for-one basis.  The Exchangeable Preferred Shares are redeemable by the holders and, in certain circumstances, by our company, into common shares of our company on a one-for-one basis in accordance with the terms of a share exchange agreement, trust agreement and support agreement.  The Exchangeable Preferred Shares were issued to MJM shareholders resident in Canada in order to minimize any adverse tax consequences for such shareholders.

Additionally, on the closing date of the Transaction, the non-Canadian shareholders of MJM sold 75,000,000 common shares in the capital of MJM to our company in consideration for the issuance of 75,000,000 common shares in the capital of our company on a one-for-one basis.

Finally, on the closing of the Transaction, we issued 106,651,250 Series A Special Voting shares (the “Special Voting Shares”) to Chester Ku, a director of our company, as a trustee (the “Trustee”) in accordance with the terms of a share exchange agreement and trust agreement.  Pursuant to the terms of the trust agreement, the parties created the trust for the benefit of the holders of the Exchangeable Preferred Shares to enable the Trustee to exercise the voting rights of such shareholders until such time as they choose to redeem their Exchangeable Preferred Shares and receive common shares of our company on such redemption, and to allow the Trustee to hold certain exchange rights in respect of the Exchangeable Preferred Shares.  The Special Voting Shares entitle the Trustee to exercise one vote per Special Voting Share, with the number of Special Voting Shares outstanding being equal to the number of Exchangeable Preferred Shares outstanding during the term of the agreement.

Change of Name from Future Energy, Corp. to MarilynJean Interactive Inc.

Effective April 4, 2013, we completed a merger with our subsidiary, MarilynJean Interactive Inc., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from “Future Energy, Corp.” to “MarilynJean Interactive Inc.”  The name change became effective with the OTC Bulletin Board at the opening for trading on April 9, 2013 under our new symbol “MJMI”.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended March 31, 2013 which are included herein.

		Unaudited three months
		ended March 31,		Increase/(Decrease)
		2013	2012	Amount	Percentage
Revenue		$927	$25	$902	3,608%
Expenses		72,275	20,633	51,642	250%
Net Loss	$	(72,163)	$(20,608)	$(51,555)	250%

Revenues

We recorded a net loss of $72,163 for the fiscal quarter ended March 31, 2013 and have an accumulated deficit of $278,380 since inception. We have had $927 in operating revenues for the fiscal quarter ended March 31, 2013, and $5,560 in operating revenues since our inception through to the fiscal quarter ended March 31, 2013.

Expenses

Our expenses for the fiscal quarter ended March 31, 2013 and 2012 are outlined below:

	Unaudited three months
	ended March 31,		Increase/(Decrease)
	2013	2012	Amount	Percentage
Management fees	$8,927	$-	$8,927	-
Professional fees	38,300	-	38,300	-
General and administrative	25,048	20,633	4,415	21%
Net Loss	$(72,163)	$(20,608)	$(51,555)	250%

Management fees increased to $8,927 for the three months ended March 31, 2013 from $Nil for the three months ended March 31, 2012, resulting from the acquisition of MJM.

Professional fees increased to $38,300 in the three months ended March 31, 2013. The increase in this category of expenses resulted from additional legal expenses incurred in connection with our acquisition of MJM, the change of our name to MarilynJean Interactive Inc., and audit and professional accounting services.

Liquidity and Capital Resources

We are in the early stages of our business and we are not self-sustainable from a cash perspective. We are required to fund our operating activities from the generation of financing activities, and we rely on a combination of equity and debt financings.

Our financial condition as at March 31, 2013 and December 31, 2012 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at	As at
	March 31,	December 31,	Increase/(Decrease)
	2013	2012	Amount	Percentage
	(Unaudited)	(Unaudited)
Current Assets	$274,873	$28,652	$246,221	859%
Current Liabilities	136,276	105,702	30,574	29%
Working Capital (Deficit)	$138,597	$(77,050)	$215,647	280%

The 280% increase in our working capital was primarily due to an increase in cash and cash equivalents represented by net cash acquired on recapitalization, following the closing of the Share Exchange Agreement on March 28, 2013.  The working capital amount was offset by expenditures undertaken during the current period, and increases in Accounts payable and Accrued liabilities acquired on acquisition of MJM.

Cash Flows

	Unaudited Three months		Increase/(Decrease)
	ended March 31,
	2013	2012	Amount	Percentage
Cash Flows (used in) Operating Activities	$(14,483)	$(14,568)	$85	1%
Cash Flows provided by Investing Activities	267,058	-	267,058	-
Cash Flows provided by Financing Activities	-	-	-	-
Effects of exchange rate changes on cash	3,269	995	2,274	229%
Net increase (decrease) in cash during the period	$255,844	$(13,573)	$269,417	1,985%

During the three months ended March 31, 2013 we used net cash in operating activities in the amount of $14,483. The cash used in the current period by our operating activities was primarily represented by our legal and accounting costs, advertising and promotion costs, and our acquisition of MJM.

Cash flows provided by investing activities represent net cash acquired on recapitalization, following the closing of the Share Exchange Agreement on March 28, 2013.

Disclosure of Outstanding Share Data

Exchangeable Preferred Shares

Pursuant to the Transaction, we issued 106,651,250 Exchangeable Preferred Shares in the capital of MarilynJean Holdings Inc., a private British Columbia corporation wholly-owned by us to certain former shareholders of MJM.  Each Exchangeable Preferred Share can be exchanged for one common share of our company subject to the rights and restrictions of the Exchangeable Preferred Shares.

Additional Disclosure for Venture Issuers Without Significant Revenue

	Unaudited three months
	ended March 31,
	2013	2012
General and Administration Expenses	$25,048	$20,633

Going Concern

The reviewed financial statements accompanying for the period ended March 31, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2013, we had cash of $273,575. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We recorded a net operating loss of $72,163 for the three months ended March 31, 2013, and have an accumulated deficit of $278,380 since inception. As of March 31, 2013 we had cash of $273,575 (December 31, 2012 - $17,731). We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the Warrants comprising a portion of the Units we previously registered. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Risks Related To Our Business

If we do not obtain additional financing, we will not be able to conduct our business operations to the extent that we become profitable.

Our current operating funds will cover the initial stages of our business plan; however, we only recently commenced operations and have generated limited revenue to date. We will require significant additional funds to execute and grow our business and we will incur significant legal and accounting costs necessary to maintain a public corporation. We currently do not have any arrangements for financing in place and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our directors and officers and the sale of equity capital.

We cannot offer any assurance as to our future financial results. You may lose your entire investment.

We have not received substantial income from operations to date and future financial results are uncertain.  We cannot assure you that we can operate in a profitable manner.  MJM had an accumulated deficit of $278,380 from inception to March 31, 2013. Even if we obtain future revenues sufficient to expand operations, increased cost of goods sold and marketing expenses will impair or prevent us from generating profitable returns.  We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate significant revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

Our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history, working capital deficiency and the fact that we have generated only limited revenues to date. Potential investors should be aware that there are difficulties associated with operating a new business, and the high rate of failure associated with this fact.  We have incurred a net loss of $72,163 for the period ended March 31, 2013. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

Our limited operating experience and limited brand recognition in new markets may limit our expansion strategy and cause our business and growth to suffer.

Our future growth depends, to an extent, on our expansion efforts. We have limited experience with regulatory environments and market practices outside of Canada, and we may not be able to penetrate or successfully operate in any new market. We may also encounter difficulty expanding into new markets because of limited brand recognition leading to delayed acceptance of products distributed by our company by customers in these new markets. Our failure to develop new markets or disappointing growth outside of existing markets will harm our business and results of operations.

Our sales and profitability may decline as a result of increasing product costs and decreasing selling prices.

Our business is subject to significant pressure on pricing and costs caused by many factors, including intense competition, constrained sourcing capacity, pressure from consumers to reduce the prices we charge for our products and changes in consumer demand. These factors may cause us to experience increased costs, reduce our sales prices to consumers or experience reduced sales in response to increased prices, any of which could have a material adverse effect on our financial conditions, operating results and cash flows.

If we are unable to anticipate consumer preferences and successfully introduce new, innovative and updated products, we may not be able to maintain or increase our sales and profitability.

Our success depends on our ability to identify product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. If we are unable to introduce new products in a timely manner or our new products are not accepted by our customers, our competitors may introduce similar products in a more timely fashion. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels. Even if we are successful in anticipating consumer preferences, our ability to adequately react to and address those preferences will in part depend upon our continued ability to introduce innovative, high-quality products. Our failure to effectively introduce new products that are accepted by consumers could have a material adverse effect on our financial condition.

The fluctuating cost of distributed products could increase our cost of goods sold and cause our results of operations and financial condition to suffer.

Our costs for products that we distribute are affected by, among other things, weather, consumer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus consumer countries and other factors that are generally unpredictable and beyond our control. Increases in the cost of the products we distribute could have a material adverse effect on our cost of goods sold, results of operations, financial condition and cash flows.

We rely on third-party suppliers to provide products that are distributed by our company, and we have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials for them and rely instead on third-party suppliers. Many of the specialty products we distribute are technically advanced products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We may experience a significant disruption in the supply of such products from current sources or, in the event of a disruption, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier, we may be unable to locate additional suppliers of products or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from other participants in our supply chain. Any delays, interruption or increased costs in the supply of our products could have an adverse effect on our ability to meet customer demand for such products and result in lower net revenue and income from operations both in the short and long term.

Because a significant portion of our sales are generated in Canada, fluctuations in foreign currency exchange rates have negatively affected our results of operations and may continue to do so in the future.

The reporting currency for our consolidated financial statements is the U.S. dollar. In the future, we expect to continue to derive a significant portion of our net revenue and incur a significant portion of our operating costs in Canada, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Our primary risk of loss regarding foreign currency exchange rate risk is caused by fluctuations in the exchange rates between the U.S. dollar and the Canadian dollar. Because we recognize net revenue from sales in Canada in Canadian dollars, if the Canadian dollar weakens against the U.S. dollar it would have a negative impact on our Canadian operating results upon translation of those results into U.S. dollars for the purposes of consolidation. The exchange rate of the Canadian dollar against the U.S. dollar has been relatively consistent in the last twelve months and our results of operations have benefited from the strength in the Canadian dollar. If the Canadian dollar were to weaken significantly relative to the U.S. dollar, our net revenue would decline and our income from operations and net income could be adversely affected. We have not historically engaged in hedging transactions and do not currently contemplate engaging in hedging transactions to mitigate foreign exchange risks. As we continue to recognize gains and losses in foreign currency transactions, depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

The success of our business depends on the continued use and growth of the internet as a commerce platform.

The existence and growth of our service depends on the continued acceptance of the internet as a commerce platform for individuals and enterprises. The internet could possibly lose its viability as a tool to pay for online services by the adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service.  The acceptance and performance of the internet has been harmed by viruses, worms, and spy-ware.  If for some reason the internet was no longer widely accepted as a tool to pay for online services, the demand for our service would be significantly reduced, which would harm or cause our business to fail.

We will rely on a third-party for hosting and maintenance of our website.  Any mismanagement or service interruptions could significantly harm our business

Our website is hosted and maintained by a third party hosting service.  Any mismanagement, service interruptions, or damage to the data of our company or our customers, could result in the loss of customers, or other harm to our business.

We may be exposed to liability for infringing intellectual property rights of other companies

Our success will, in part, depend on our ability to operate without infringing on the proprietary rights of others. Although we have conducted searches and are not aware of any trademarks which our company might infringe, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to the great amount of time lost, in defending any trademark infringement suits or in asserting any trademark rights, in suit with another party.

Risks Related to our Common Stock

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 500,000,000 shares of common stock, of which 194,528,352 common shares are issued and outstanding as of March 31,  2013. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board quotation system. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE. Accordingly, shareholders may have difficulty reselling any of their shares.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. In addition, stock prices for start-up internet based companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations may adversely affect the trading price of our common shares.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the fact that no director on the Board of Directors qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control Over Financial Reporting.

Filip Stoj was appointed as Chief Financial Officer, Secretary, Treasurer and a director of our company on March 28, 2013.  From February 2012 to present, Mr. Stoj has acted as the Chief Financial Officer, Chief Operating Officer, Treasurer and a director of MJM, a private sale ecommerce company focused on online retail of baby and kids products.  Prior to this, Mr. Stoj was a financial analyst at DRI Capital from March 2010 to February 2012, where he was responsible for financial analysis and reporting at a healthcare focused private equity fund.  From February 2009 to March 2010, Mr. Stoj was a senior accountant at CopperLion Capital, a private equity fund, where he was responsible for financial accounting and reporting.  From 2004 to 2008, Mr. Stoj was a staff accountant at D&H Group LLP, a professional accounting firm, where he practiced in a wide variety of areas including advisory, tax, and assurance work.  Mr. Stoj obtained his Chartered Accountant designation from the Canadian Institute of Chartered Accountants (British Columbia) in 2008.  Mr. Stoj graduated with a Bachelors of Commerce degree from Royal Roads University in 2003, and a Diploma in Financial Management, Corporate Finance from the British Columbia Institute of Technology in 2002.  Mr. Stoj also completed the following courses from the Canadian Securities Institute: Derivatives Fundamentals Course (2003), Canadian Securities Course (2002), and Conduct and Practices Handbook Course (2002).

We believe that the appointment of Mr. Stoj will correct the material weaknesses that existed in this reporting period and prior reporting periods and we will continue to monitor our systems and procedures to ensure that no material weaknesses are present.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal interim period ended March 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Filing
(3)	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01b	Certificate of Change	Filed with the SEC on June 4, 2012 as part of our Current Report on Form 8-K.
3.01c	Certificate of Designation dated March 26, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.03	Articles of Merger dated April 4, 2013	Filed with the SEC on April 8, 2013 as part of our Current Report on Form 8-K
(10)	Material Contracts
10.01	Promissory Note between our company and Georges Paquet dated December 8, 2010	Filed with the SEC on April 6, 2011, as part of our Registration Statement on Form S-1/A.
10.02	Promissory Note between our company and Georges Paquet dated May 16, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.03	Promissory Note between our company and Georges Paquet dated July 13, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.04	Promissory Note between our company and Georges Paquet dated December 14, 2011.	Filed with the SEC on February 6, 2012 as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between our company and Georges Paquet dated April 23, 2012.	Filed with the SEC on May 1, 2012 as part of our Amended Quarterly Report on Form 10-Q/A.

Exhibit No.	Description	Filing
10.06	Promissory Note between our company and Georges Paquet dated July 8, 2012.	Filed with the SEC on November 2, 2012 as part of our Annual Report on Form 10-K
10.07	Loan Agreement between our company and Marilyn Jean Media, Inc. dated August 17, 2012.	Filed with the SEC on November 2, 2012 as part of our Annual Report on Form 10-K
10.08	Loan Agreement between our company and Marilyn Jean Media, Inc. dated October 1, 2012.	Filed with the SEC on November 2, 2012 as part of our Annual Report on Form 10-K
10.09	Share Exchange Agreement with Marilyn Jean Media, Inc. dated March 25, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
10.10	Voting and Exchange Trust Agreement dated March 28, 2013 among our company, MarilynJean Holdings Inc. and Chester Ku	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.11	Exchangeable Share Support Agreement dated March 28, 2013 between our company and MarilynJean Holdings Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.12	Consulting and Professional Services Agreement dated October 1, 2012 between Filip Stoj and MarilynJean Media Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.13	Consulting and Professional Services Agreement dated October 1, 2012 between Jason Carvalho and MarilynJean Media Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
(21)	Subsidiaries
Marilyn Jean Media Inc. (British Columbia)
MarilynJean Holdings Inc. (British Columbia)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jason Carvalho
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Filip Stoj
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARILYNJEAN INTERACTIVE INC.

/s/ Jason Carvalho

By: Jason Carvalho

Chief Executive Officer, President and Director

(Principal Executive Officer)

Dated:  May 15, 2013

/s/ Filip Stoj

By: Filip Stoj

Chief Financial Officer, Treasurer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Dated: May 15, 2013