Form 10-Q
period 2013-06-30
MARILYNJEAN INTERACTIVE INC.
filed 2013-08-14
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,528,352 common shares issued and outstanding as at August 5, 2013. (1)

Note

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

3

Item 1. Financial Statements.

3

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

17

PART II - OTHER INFORMATION

25

Item 1. Legal Proceedings

25

Item 1A. Risk Factors

25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3. Defaults Upon Senior Securities

25

Item 4. Mine Safety Disclosures.

25

Item 5. Other Information.

25

Item 6. Exhibits.

26

SIGNATURES

28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended June 30, 2013 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

June 30, 2013

(Expressed in US dollars)

(unaudited)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	June 30, 2013 $	December 31, 2012 $
		(Restated – Note 10)

ASSETS

Current Assets

Cash	151,371	17,731
Amounts receivable	2,894	10,921

Total Current Assets	154,265	28,652

Restricted cash (Note 4)	4,754	5,026
Oil and gas properties held for sale (Note 5)	50,000	–

Total Assets	209,019	33,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	64,709	2,436
Accrued liabilities	27,008	3,266
Loans payable (Note 6)	47,299	100,000
Due to related parties (Note 7)	65,016	–

Total Current Liabilities	204,032	105,702

Loans payable (Note 6)	9,508	60,049

Total Liabilities	213,540	165,751

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit
Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil	–	–
Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 194,528,352 and 74,999,250 shares, respectively	194,528	74,045
Additional paid-in capital	216,444	–
Share subscriptions receivable	(1,038)	–
Accumulated other comprehensive income	12,398	99
Deficit accumulated during the development stage	(426,853)	(206,217)

Total Stockholders’ Deficit	(4,521)	(132,073)

Total Liabilities and Stockholders’ Deficit	209,019	33,678

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended June 30, 2013 $	Three Months Ended June 30, 2012 $	Six Months Ended June 30, 2013 $	Six Months Ended June 30, 2012 $	Accumulated from September 1, 2011 (date of inception) to June 30, 2013 $

Revenue	734	435	1,661	460	6,294

Cost of goods sold	1,166	–	1,981	–	5,256

Gross Profit	(432)	435	(320)	460	1,038

Operating Expenses

Advertising and promotion	30,087	15,744	39,647	21,595	149,919
Automotive	1,045	1,693	1,518	1,693	6,888
Foreign exchange loss	9,446	–	11,538	–	11,538
General and administrative	31,242	2,811	35,077	3,151	52,601
Professional fees	32,292	–	70,592	–	70,938
Management fees (Note 7)	27,496	–	36,423	–	51,428
Rent	2,051	1,392	4,134	1,392	9,736
Travel	4,825	563	5,036	563	9,851
Website costs	8,222	10,329	13,211	24,770	58,602

Total Operating Expenses	146,706	32,532	217,176	53,164	421,501

Loss Before Other Expense	(147,138)	(32,097)	(217,496)	(52,704)	(420,463)

Other Expense

Interest expense	(1,335)	(374)	(3,140)	(374)	(6,390)

Net Loss	(148,473)	(32,471)	(220,636)	(53,078)	(426,853)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	106,764,319	74,999,250	106,764,319	74,999,250

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

(Expressed in US dollars)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital $	Share Subscriptions Receivable $	Accumulated Other Comprehensive Income $	Deficit Accumulated During the Development Stage $	Total $

	#	Amount $	#	Amount $

Balance, December 31, 2012	–	–	74,999,250	74,999	(954)	–	99	(206,217)	(132,073)

Shares issued for cash	–	–	106,652,000	106,652	(105,614)	(1,038)	–	–	–

March 25, 2013 – recapitalization transactions

Shares of Future Energy Corp.	–	–	119,528,352	119,528	(119,528)	–	–	–	–

Shares exchanged for exchangeable preferred shares in MarilynJean Holdings Inc. Refer to Note 3	–	–	(106,651,250)	(106,651)	106,651	–	–	–	–

Net assets acquired on reverse merger	–	–	–	–	335,889	–	–	–	335,889

Foreign exchange translation gain	–	–	–	–	–	–	12,299	–	12,299

Net loss for the period	–	–	–	–	–	–	–	(220,636)	(220,636)

Balance, June 30, 2013	–	–	194,528,352	194,528	216,444	(1,038)	12,398	(426,853)	(4,521)

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six Months Ended June 30, 2013 $	Six Months Ended June 30, 2012 $	Accumulated from September 1, 2011 (date of inception) to June 30, 2013 $

Operating Activities

Net loss for the period	(220,636)	(53,078)	(426,853)

Changes in operating assets and liabilities:

Accounts receivable	10,623	(2,443)	(298)
Prepaid expenses	–	6,637	–
Accounts payable	44,004	1,574	46,440
Accrued liabilities	23,558	–	26,824

Net Cash Used in Operating Activities	(142,451)	(47,310)	(353,887)

Investing Activities

Restricted cash	–	–	(5,026)
Net cash acquired on recapitalization	267,058	–	267,058

Net Cash Provided by Investing Activities	267,058	–	262,032

Financing Activities

Proceeds from loans payable	–	48,862	160,049
Proceeds from issuance of common stock	–	–	74,045

Net Cash Provided by Financing Activities	–	48,862	234,094

Effect of Exchange Rate Changes on Cash	9,033	585	9,132

Increase in Cash	133,640	2,137	151,371

Cash, Beginning of Period	17,731	48,090	–

Cash, End of Period	151,371	50,227	151,371

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended June 30, 2013, the Company has not generated significant revenues, has a working capital deficit of $49,767, and has an accumulated deficit of $426,853. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Our current properties have minimal production and are considered unproved as of June 30, 2013 and as such are not subject to depletion until such time they are further developed and determined to be proved or impaired.

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

As of June 30, 2013 and December 31, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the periods ended June 30, 2013 and 2012, there were no charges for interest or penalties.

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

(m)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2013, the Company had 138,440,375 potential dilutive shares outstanding.

(n)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company’s only component of comprehensive loss is unrealized gains and losses on foreign exchange translation.

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

Oil and Gas Properties Held for Sale

(a)

On July 25, 2010, the Company purchased a 1.57% working interest in an unproved property located in Franklin County, Illinois for $25,000.

(b)

On December 17, 2010, the Company purchased a 3% working interest in an unproved property located in Franklin County, Illinois for $25,000.

6.

Loans Payable

(a)

As at June 30, 2013, the Company has a loan payable of $24,499 (Cdn$25,767) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on April 17, 2014, and is secured by a general security agreement.

(b)

As at June 30, 2013, the Company has a loan payable of $22,800 (Cdn$23,980) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on May 28, 2014.

(c)

As at June 30, 2013, the Company has a loan payable of $9,508 (Cdn$10,000) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on December 7, 2014.

7.

Related Party Transactions

(a)

As at June 30, 2013, the Company was indebted to a former director of the Company in the amount of $516 (December 31, 2012 - $nil), which is non-interest bearing, unsecured, and due on demand.

(b)

As at June 30, 2013, the Company is indebted to a former director of the Company in the amount of $64,500 (December 31, 2012 – $nil). The loan bears interest at the Royal Bank of Canada prime interest rate plus 2% per annum, is unsecured, and is repayable on or before July 31, 2013.

(c)

During the six months period ended June 30, 2013, the Company incurred management fees of $18,212 (2012 - $nil) to the Chief Executive Officer of the Company.

(d)

During the six months period ended June 30, 2013, the Company incurred management fees of $18,211 (2012 - $nil) to the Chief Financial Officer of the Company.

8.

Common Stock

(a)

On March 1, 2013, the MJM issued 106,652,000 shares of common stock at $0.00001 per share for proceeds of $1,038 which had not yet been received as at June 30, 2013.

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

9.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2012	–	–

Outstanding warrants of the Company prior to reverse merger	31,789,125	0.83

Balance, June 30, 2013	31,789,125	0.83

9.

Share Purchase Warrants (continued)

As at June 30, 2013, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

10,596,375	0.50	July 31, 2014
21,192,750	1.00	July 31, 2014

31,789,125

10.

Restatement

MJM has restated its financial statements as at December 31, 2012 and for the period then ended to reflect the change in reporting currency from Canadian dollars to US dollars.

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

Because the operations and assets of MJM represented substantially our entire business and operations as of June 30, 2013, our management’s discussion and analysis is based on MJM’s operations. MJM commenced business operations on September 1, 2011.  MJM operates out of Surrey, British Columbia, Canada and engages in the business of operating a members-only private sale ecommerce website providing reduced retail prices on baby and children’s brands of apparel, toys and accessories.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended June 30, 2013, which are included herein.

	Unaudited three months		Unaudited six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Revenue	$734	$435	$1,661	$460
Cost of Goods Sold	1,166	-	1,981	-
Gross Profit (Loss)	(432)	435	(320)	460
Operating Expenses	146,706	32,532	217,176	53,164
Interest Expense	1,335	374	3,140	374
Net Loss	$(148,473)	$(32,471)	$220,636	$53,078

Revenues

We recorded a net loss of $148,473 for the fiscal quarter ended June 30, 2013 and have an accumulated deficit of $426,853 since inception. We have had $734 in operating revenues for the fiscal quarter ended June 30, 2013, and $6,294 in operating revenues since inception through to the fiscal quarter ended June 30, 2013.

Expenses

Our operating expenses for the fiscal quarter ended June 30, 2013 and 2012 are outlined below:

	Unaudited three months		Unaudited six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Advertising and promotion	$30,087	$15,744	$39,647	$21,595
Automotive	1,045	1,693	1,518	1,693
Foreign exchange loss	9,446	-	11,538	-
General and administrative	31,242	2,811	35,077	3,151
Professional fees	32,292	-	70,592	-
Management fees	27,496	-	36,423	-
Rent	2,051	1,392	4,134	1,392
Travel	4,825	563	5,036	563
Website costs	8,222	10,329	13,211	24,770
Total Operating Expenses	$146,706	$32,532	$217,176	$53,164

Three months ended June 30, 2013 compared to Three Months Ended June 30, 2012

Advertising and promotion costs increased to $30,087 for the three months ended June 30, 2013 from $15,744 for the three months ended June 30, 2012, due to increased marketing and business development expenditures.

General and administrative costs increased to $31,242 for the three months ended June 30, 2013 from $2,811 for the three months ended June 30, 2012, due to increased administrative and office costs.

Professional fees increased to $32,292 in the three months ended June 30, 2013. The increase in this category of expenses resulted from additional legal expenses incurred in connection with our acquisition of MJM, and audit and professional accounting services.

Management fees increased to $27,496 for the three months ended June 30, 2013 from $Nil for the three months ended June 30, 2012, resulting from the acquisition of MJM.

Website costs decreased to $8,222 for the three months ended June 30, 2013 from $10,329 for the three months ended June 30, 2012.However, website costs remained relatively consistent, due to continued work and improvements done on design, development and maintenance of our ecommerce website.

Six months ended June 30, 2013 compared to Six Months Ended June 30, 2012

Advertising and promotion costs increased to $39,647 for the six months ended June 30, 2013 from $21,595 for the six months ended June 30, 2012, due to increased marketing and business development expenditures.

General and administrative costs increased to $35,077 for the six months ended June 30, 2013 from $3,151 for the six months ended June 30, 2012, due to increased administrative and office costs.

Professional fees increased to $70,592 in the six months ended June 30, 2013. The increase in this category of expenses resulted from additional legal expenses incurred in connection with our acquisition of MJM, and audit and professional accounting services.

Management fees increased to $36,423 for the six months ended June 30, 2013 from $Nil for the six months ended June 30, 2012, resulting from the acquisition of MJM.

Website costs decreased to $13,211 for the six months ended June 30, 2013 from $24,770 for the six months ended June 30, 2012.However, website costs remained relatively consistent, due to continued work and improvements done on design, development and maintenance of our ecommerce website.

Liquidity and Capital Resources

We are in the early stages of our business and we are not self-sustainable from a cash perspective. We are required to fund our operating activities from the generation of financing activities, and we rely on a combination of equity and debt financings.

Our financial condition as at June 30, 2013 and December 31, 2012 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at	As at
	June 30,	December 31,	Increase/(Decrease)
	2013	2012	Amount	Percentage
	(Unaudited)	(Unaudited)
Current Assets	$154,265	$28,652	$125,613	438%
Current Liabilities	204,032	105,702	98,330	93%
Working Capital (Deficit)	$(49,767)	$(77,050)	$27,283	35%

The 35% increase in our working capital was primarily due to an increase in cash and cash equivalents represented by net cash acquired on recapitalization, following the closing of the Share Exchange Agreement on March 28, 2013.  The working capital amount was offset by expenditures undertaken during the current period, and increases in Accounts payable, Accrued liabilities and current Loans payable acquired on acquisition of MJM.

Cash Flows

	Unaudited Six months		Increase/(Decrease)
	ended June 30,
	2013	2012	Amount	Percentage
Cash Flows (used in) Operating Activities	$(142,451)	$(47,310)	$95,141	201%
Cash Flows provided by Investing Activities	267,058	-	267,058	-
Cash Flows provided by Financing Activities	-	48,862	(48,862)	(100%)
Effects of exchange rate changes on cash	9,033	585	8,448	1,444%
Net increase (decrease) in cash during the period	$133,640	$2,137	$131,503	6,153%

During the six months ended June 30, 2013, we used net cash in operating activities in the amount of $142,451. The cash used in the current period by our operating activities was primarily represented by our legal and accounting costs, advertising and promotion costs, and our acquisition of MJM.

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

Additional Disclosure for Venture Issuers Without Significant Revenue

	Unaudited three months		Unaudited six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
General and Administration Expenses	$31,242	$2,811	$35,077	$3,151

Going Concern

The reviewed financial statements included herein for the period ended June 30, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2013, we had cash of $151,371. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We recorded a net operating loss of $148,473 for the three months ended June 30, 2013, and have an accumulated deficit of $426,853 since inception.  As of June 30, 2013 we had cash of $151,371 (December 31, 2012 - $17,731). We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the warrants comprising a portion of the units we previously registered. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

We have not received substantial income from operations to date and future financial results are uncertain.  We cannot assure you that we can operate in a profitable manner.  MJM had an accumulated deficit of $426,853 from inception to June 30, 2013. Even if we obtain future revenues sufficient to expand operations, increased cost of goods sold and marketing expenses will impair or prevent us from generating profitable returns.  We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate significant revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history, working capital deficiency and the fact that we have generated only limited revenues to date. Potential investors should be aware that there are difficulties associated with operating a new business, and the high rate of failure associated with this fact.  We have incurred a net loss of $148,473 for the period ended June 30, 2013. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We will rely on a third-party for hosting and maintenance of our website.  Any mismanagement or service interruptions could significantly harm our business.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 194,528,352 common shares are issued and outstanding as of June 30, 2013. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our principal executive officer and our principal financial officer to allow timely decisions regarding required disclosure.

Based on that evaluation, our management, with the participation of our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We disclosed certain material weaknesses in our quarterly report on Form 10-Q filed on May 15, 2013. We have developed a plan of action to correct those material weaknesses and have taken steps to implement that plan.

Specifically, we noted in our prior quarterly report on Form 10-Q that no director on the board of directors qualified as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K and that controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

We have corrected these weaknesses through the appointment of Filip Stoj as Chief Financial Officer who is a certified accountant with extensive accounting experience. We believe that these changes have corrected the material weaknesses that existed in prior reporting periods and we will continue to monitor our systems and procedures to ensure that no material weaknesses are present.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal interim period ended June 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 12, 2013 George Paquet and Melany Paquet resigned as directors of our company.  There were no disagreements between MarilynJean and each of the resigning directors on any matter relating to MarilynJean’s operations, policies or practices.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Filing
(3)	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01b	Certificate of Change	Filed with the SEC on June 4, 2012 as part of our Current Report on Form 8-K.
3.01c	Certificate of Designation dated March 26, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.03	Articles of Merger dated April 4, 2013	Filed with the SEC on April 8, 2013 as part of our Current Report on Form 8-K
(10)	Material Contracts
10.01	Promissory Note between our company and Georges Paquet dated December 8, 2010	Filed with the SEC on April 6, 2011, as part of our Registration Statement on Form S-1/A.
10.02	Promissory Note between our company and Georges Paquet dated May 16, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.03	Promissory Note between our company and Georges Paquet dated July 13, 2011	Filed with the SEC on August 22, 2011 as part of our Registration Statement on Form S-1/A.
10.04	Promissory Note between our company and Georges Paquet dated December 14, 2011.	Filed with the SEC on February 6, 2012 as part of our Registration Statement on Form S-1/A.
10.05	Promissory Note between our company and Georges Paquet dated April 23, 2012.	Filed with the SEC on May 1, 2012 as part of our Amended Quarterly Report on Form 10-Q/A.
10.06	Promissory Note between our company and Georges Paquet dated July 8, 2012.	Filed with the SEC on November 2, 2012 as part of our Annual Report on Form 10-K
10.07	Loan Agreement between our company and Marilyn Jean Media, Inc. dated August 17, 2012.	Filed with the SEC on November 2, 2012 as part of our Annual Report on Form 10-K
10.08	Loan Agreement between our company and Marilyn Jean Media, Inc. dated October 1, 2012.	Filed with the SEC on November 2, 2012 as part of our Annual Report on Form 10-K
10.09	Share Exchange Agreement with Marilyn Jean Media, Inc. dated March 25, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
10.10	Voting and Exchange Trust Agreement dated March 28, 2013 among our company, MarilynJean Holdings Inc. and Chester Ku	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.11	Exchangeable Share Support Agreement dated March 28, 2013 between our company and MarilynJean Holdings Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.12*	Consulting and Professional Services Agreement dated April 1, 2013 between Filip Stoj and MarilynJean Media Inc.
10.13*	Consulting and Professional Services Agreement dated April 1, 2013 between Jason Carvalho and MarilynJean Media Inc.
(21)	Subsidiaries
Marilyn Jean Media Inc. (British Columbia)
MarilynJean Holdings Inc. (British Columbia)

Exhibit No.	Description	Filing
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Jason Carvalho
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Filip Stoj
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARILYNJEAN INTERACTIVE INC.

/s/Jason Carvalho

By: Jason Carvalho

Chief Executive Officer, President and Director

(Principal Executive Officer)

Dated:  August 14, 2013

/s/Filip Stoj

By: Filip Stoj

Chief Financial Officer, Treasurer, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Dated: August 14, 2013