Form 10-Q
period 2013-09-30
MARILYNJEAN INTERACTIVE INC.
filed 2013-11-19
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  194,528,352 common shares issued and outstanding as at November 13, 2013. (1)

Note

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

3

Item 1. Financial Statements.

3

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

17

PART II - OTHER INFORMATION

26

Item 1. Legal Proceedings

26

Item 1A. Risk Factors

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

26

Item 4. Mine Safety Disclosures.

26

Item 5. Other Information.

26

Item 6. Exhibits.

27

SIGNATURES

28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended September 30, 2013 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

September 30, 2013

(Expressed in US dollars)

(unaudited)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	September 30, 2013 $	December 31, 2012 $
		(Restated – Note 10)
ASSETS

Current Assets
Cash	79,581	17,731
Amounts receivable	3,349	10,921

Total Current Assets	82,930	28,652

Restricted cash (Note 4)	4,853	5,026
Oil and gas properties (Note 5)	50,000	–

Total Assets	137,783	33,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	55,432	2,436
Accrued liabilities	28,424	3,266
Loans payable (Note 6)	48,284	100,000
Due to related parties (Note 7)	65,016	–

Total Current Liabilities	197,156	105,702

Loans payable (Note 6)	9,706	60,049

Total Liabilities	206,862	165,751

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit
Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil	–	–
Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 194,528,352 and 74,999,250 shares, respectively	194,528	74,999
Additional paid-in capital	216,444	(954)
Share subscriptions receivable	(1,038)	–
Accumulated other comprehensive income	6,403	99
Deficit accumulated during the development stage	(485,416)	(206,217)

Total Stockholders’ Deficit	(69,079)	(132,073)

Total Liabilities and Stockholders’ Deficit	137,783	33,678

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended September 30, 2013 $	Three Months Ended September 30, 2012 $	Nine Months Ended September 30, 2013 $	Nine Months Ended September 30, 2012 $	Accumulated from September 1, 2011 (date of inception) to September 30, 2013 $

Revenue	68	1,587	1,729	1,612	6,362

Cost of goods sold	(15)	172	1,966	172	5,241

Gross Profit	83	1,415	(237)	1,440	1,121

Operating Expenses

Advertising and promotion	12,027	55,651	51,674	61,501	161,946
Automotive	961	4,021	2,479	4,021	7,849
Foreign exchange loss (gain)	(3,576)	–	7,962	–	7,962
General and administrative	13,618	9,716	48,695	10,057	66,219
Professional fees	7,441	–	78,033	–	78,379
Management fees (Note 7)	17,318	5,986	53,741	5,986	68,746
Rent	2,022	3,492	6,156	3,492	11,758
Travel	1,784	2,603	6,820	2,603	11,635
Website costs	5,440	22,590	18,651	37,031	64,042

Total Operating Expenses	57,035	104,059	274,211	124,691	478,536

Loss Before Other Expense	(56,952)	(102,644)	(274,448)	(123,251)	(477,415)

Other Expense

Interest expense	(1,611)	(1,314)	(4,751)	(1,314)	(8,001)

Net Loss	(58,563)	(103,958)	(279,199)	(124,565)	(485,416)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	194,528,352	74,999,250	167,126,167	74,999,250

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital $	Share Subscriptions Receivable $	Accumulated Other Comprehensive Income $	Deficit Accumulated During the Development Stage $	Total $
		Amount		Amount
	#	$	#	$

Balance, December 31, 2012	–	–	74,999,250	74,999	(954)	–	99	(206,217)	(132,073)

Shares issued for cash			106,652,000	106,652	(105,614)	(1,038)	–	–	–

March 25, 2013 – recapitalization transactions

Shares of Future Energy Corp.	–	–	119,528,352	119,528	(119,528)	–	–	–	–

Shares exchanged for exchangeable preferred shares in MarilynJean Holdings Inc. Refer to Note 3	–	–	(106,651,250)	(106,651)	106,651	–	–	–	–

Net assets acquired on reverse merger	–	–	–	–	335,889	–	–	–	335,889

Foreign exchange translation	–	–	–	–	–	–	6,304	–	6,304

Net loss for the period	–	–	–	–	–	–	–	(279,199)	(279,199)

Balance, September 30, 2013	–	–	194,528,352	194,528	216,444	(1,038)	6,403	(485,416)	(69,079)

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine Months Ended September 30, 2013 $	Nine Months Ended September 30, 2012 $	Accumulated from September 1, 2011 (date of inception) to September 30, 2013 $

Operating Activities

Net loss for the period	(279,199)	(124,565)	(485,416)

Changes in operating assets and liabilities:

Amounts receivable	9,935	(7,559)	(986)
Prepaid expenses	–	6,637	–
Accounts payable	34,779	2,602	37,215
Accrued liabilities	25,044	1,339	28,310

Net Cash Used in Operating Activities	(209,441)	(121,546)	(420,877)

Investing Activities

Restricted cash	–	(5,085)	(5,026)
Net cash acquired on recapitalization	267,058	–	267,058

Net Cash Provided by (Used in) Investing Activities	267,058	(5,085)	262,032

Financing Activities

Proceeds from loans payable	–	–	160,049
Proceeds from issuance of common stock	–	150,948	74,045

Net Cash Provided by Financing Activities	–	150,948	234,094

Effect of Exchange Rate Changes on Cash	4,233	(541)	4,332

Increase in Cash	61,850	23,776	79,581

Cash, Beginning of Period	17,731	48,090	–

Cash, End of Period	79,581	71,866	79,581

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended September 30, 2013, the Company has not generated significant revenues, has a working capital deficit of $114,226, and has an accumulated deficit of $485,416. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Our current properties have minimal production and are considered unproved as of September 30, 2013 and as such are not subject to depletion until such time they are further developed and determined to be proved or impaired.

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

As of September 30, 2013 and December 31, 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the periods ended September 30, 2013 and 2012, there were no charges for interest or penalties.

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

(m)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2013, the Company had 138,440,375 potential dilutive shares outstanding.

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

6.

Loans Payable

(a)

As at September 30, 2013, the Company has a loan payable of $25,009 (Cdn$25,767) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on April 17, 2014, and is secured by a general security agreement.

(b)

As at September 30, 2013, the Company has a loan payable of $23,275 (Cdn$23,980) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on May 28, 2014.

(c)

As at September 30, 2013, 2012, the Company has a loan payable of $9,706 (Cdn$10,000) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on December 7, 2014.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

7.

Related Party Transactions

(a)

As of September 30, 2013, the Company is indebted to a former director of the Company in the amount of $64,500 (December 31, 2012 – $nil). The loan bears interest at the Royal Bank of Canada prime interest rate plus 2% per annum, is unsecured, and is repayable on or before July 31, 2013. As at September 30, 2013, the Company was also indebted to this former director in the amount of $516 (December 31, 2012 - $nil), which is non-interest bearing, unsecured, and due on demand.

(b)

During the nine months period ended September 30, 2013, the Company incurred management fees of $26,870 (2012 - $2,993) to the Chief Executive Officer of the Company.

(c)

During the nine months period ended September 30, 2013, the Company incurred management fees of $26,871 (2012 - $2,993) to the Chief Financial Officer of the Company.

8.

Common Stock

(a)

On March 1, 2013, the MJM issued 106,652,000 shares of common stock at $0.00001 per share for proceeds of $1,038 which had not yet been received as at September 30, 2013.

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

9.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2012	–	–

Outstanding warrants of the Company prior to reverse merger	31,789,125	0.83

Balance, September 30, 2013	31,789,125	0.83

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

(unaudited)

9.

Share Purchase Warrants (continued)

As at September 30, 2013, the following share purchase warrants were outstanding:

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

Because the operations and assets of MJM represented substantially our entire business and operations as of September 30, 2013, our management’s discussion and analysis is based on MJM’s operations. MJM commenced business operations on September 1, 2011.  MJM operates out of Surrey, British Columbia, Canada and engages in the business of operating a members-only private sale ecommerce website providing reduced retail prices on baby and children’s brands of apparel, toys and accessories.

Recent Corporate Developments

Since the commencement of our fiscal quarter ended September 30, 2013, we have experienced the following significant corporate developments:

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the fiscal quarter ended September 30, 2013, which are included herein.

		Unaudited three months		Unaudited nine months
		ended September 30,		ended September 30,
		2013	2012	2013	2012
Revenue		$68	$1,587	$1,729	$1,612
Cost of Goods Sold		(15)	172	1,966	172
Gross Profit (Loss)		83	1,415	(237)	1,440
Operating Expenses		57,035	104,059	274,211	124,691
Interest Expense		1,611	1,314	4,751	1,314
Net Loss	$	(58,563)	$(103,958)	$(279,199)	$(124,565)

Revenues

We recorded a net loss of $58,563 for the fiscal quarter ended September 30, 2013 and have an accumulated deficit of $485,416 since inception. We have had $68 in operating revenues for the fiscal quarter ended September 30, 2013, and $6,362 in operating revenues since inception through to the fiscal quarter ended September 30, 2013.

Expenses

Our operating expenses for the fiscal quarter ended September 30, 2013 and 2012 are outlined below:

	Unaudited three months		Unaudited nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Advertising and promotion	$12,027	$55,651	$51,674	$61,501
Automotive	961	4,021	2,479	4,021
Foreign exchange loss (gain)	(3,576)	-	7,962	-
General and administrative	13,618	9,716	48,695	10,057
Professional fees	7,441	-	78,033	-
Management fees	17,318	5,986	53,741	5,986
Rent	2,022	3,492	6,156	3,492
Travel	1,784	2,603	6,820	2,603
Website costs	5,440	22,590	18,651	37,031
Total Operating Expenses	$57,035	$104,059	$274,211	$124,691

Three months ended September 30, 2013 compared to Three months ended September 30, 2012

Advertising and promotion costs decreased to $12,027 for the three months ended September 30, 2013 from $55,651 for the three months ended September 30, 2012, due to decreased marketing and advertising expenditures.

General and administrative costs increased to $13,618 for the three months ended September 30, 2013 from $9,716 for the three months ended September 30, 2012, due to increased administrative and office costs.

Professional fees increased to $7,441 in the three months ended September 30, 2013. The increase in this category of expenses resulted from additional legal expenses incurred in connection with our acquisition of MJM, and audit and professional accounting services.

Management fees increased to $17,318 for the three months ended September 30, 2013 from $5,986 for the three months ended September 30, 2012, resulting from the acquisition of MJM.

Website costs decreased to $5,440 for the three months ended September 30, 2013 from $22,590 for the three months ended September 30, 2012, due to more development and design costs incurred on our ecommerce website in the prior fiscal year.

Nine months ended September 30, 2013 compared to Nine months ended September 30, 2012

Advertising and promotion costs decreased to $51,674 for the nine months ended September 30, 2013 from $61,501 for the nine months ended September 30, 2012, due to less marketing and business development expenditures.

General and administrative costs increased to $48,695 for the nine months ended September 30, 2013 from $10,057 for the nine months ended September 30, 2012, due to increased administrative and office costs.

Professional fees increased to $78,033 in the nine months ended September 30, 2013 from $Nil for the nine months ended September 30, 2012. The increase in this category of expenses resulted from additional legal expenses incurred in connection with our acquisition of MJM, and audit and professional accounting services.

Management fees increased to $53,741 for the nine months ended September 30, 2013 from $5,986 for the nine months ended September 30, 2012, resulting from the acquisition of MJM.

Website costs decreased to $18,651 for the nine months ended September 30, 2013 from $37,031 for the nine months ended September 30, 2012, due to more development and design costs incurred on our ecommerce website in the prior fiscal year.

Liquidity and Capital Resources

We are in the early stages of our business and we are not self-sustainable from a cash perspective. We are required to fund our operating activities from the generation of financing activities, and we rely on a combination of equity and debt financings.

Our financial condition as at September 30, 2013 and December 31, 2012 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at	As at
	September 30,	December 31,	Increase/(Decrease)
	2013	2012	Amount	Percentage
	(Unaudited)	(Unaudited)
Current Assets	$82,930	$28,652	$54,278	189%
Current Liabilities	197,156	105,702	91,454	87%
Working Capital (Deficit)	$(114,226)	$(77,050)	$(37,176)	48%

Our current assets increased by 189% primarily due to an increase in cash represented by net cash acquired on recapitalization, following the closing of the Share Exchange Agreement on March 28, 2013.  The net working capital deficit position increased by 48% because of expenditures undertaken during the current period, and increases in accounts payable, accrued liabilities and current loans payable.

Cash Flows

	Unaudited Nine months		Increase/(Decrease)
	ended September 30,
	2013	2012	Amount	Percentage
Cash Flows (used in) Operating Activities	$(209,441)	$(121,546)	$(87,895)	72%
Cash Flows provided by Investing Activities	267,058	(5,085)	272,143	5,352%
Cash Flows provided by Financing Activities	-	150,948	(150,948)	(100%)
Effects of exchange rate changes on cash	4,233	(541)	4,774	882%
Net increase (decrease) in cash during the period	$61,850	$23,776	$38,074	160%

During the nine months ended September 30, 2013, we used net cash in operating activities in the amount of $209,441.  The cash used in the current period by our operating activities was primarily represented by our legal and accounting costs, advertising and promotion costs, and our acquisition of MJM.

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

Additional Disclosure for Venture Issuers Without Significant Revenue

	Unaudited three months		Unaudited nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
General and Administration Expenses	$13,618	$9,716	$48,695	$10,057

Going Concern

The accompanying unaudited consolidated financial statements for the period ended September 30, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2013, we had cash of $79,581 and a working capital deficit of $114,226. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We recorded a net operating loss of $58,563 for the three months ended September 30, 2013, and have an accumulated deficit of $485,416 since inception. As of September 30, 2013 we had cash of $79,581 (December 31, 2012 - $17,731). We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the Warrants comprising a portion of the Units we previously registered. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

We have not received substantial income from operations to date and future financial results are uncertain.  We cannot assure you that we can operate in a profitable manner.  The Company has an accumulated deficit of $485,416 from inception to September 30, 2013. Even if we obtain future revenues sufficient to expand operations, increased cost of goods sold and marketing expenses will impair or prevent us from generating profitable returns.  We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate significant revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history, working capital deficiency and the fact that we have generated only limited revenues to date. Potential investors should be aware that there are difficulties associated with operating a new business, and the high rate of failure associated with this fact.  We have incurred a net loss of $58,563 for the period ended September 30, 2013. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 194,528,352 common shares are issued and outstanding as of September 30, 2013. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

Changes in Internal Control Over Financial Reporting.

None.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal interim period ended September 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 13, 2013 Chester Ku and Filip Stoj resigned as directors of our company.  Filip Stoj also resigned as Chief Financial Officer, Treasurer and Secretary.  There were no disagreements between MarilynJean and each of Mr. Ku and Mr. Stoj on any matter relating to MarilynJean’s operations, policies or practices.

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

MARILYNJEAN INTERACTIVE INC.

/s/Jason Carvalho

By: Jason Carvalho

Chief Executive Officer, Chief Financial Officer, President, Treasurer,
Secretary and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated:  November 19, 2013