Form 10-K
period 2013-12-31
MARILYNJEAN INTERACTIVE INC.
filed 2014-04-15
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

_______________

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

MARILYNJEAN INTERACTIVE INC.
(Exact name of registrant as specified in its charter)

Nevada	000-54870	41-2281199
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
2360 Corporate Circle, Suite 400 Henderson, NV 89074-7722
(Address of principal executive offices)
(702) 425-6951
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

Yes       .  No   X ..

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2013 was $Nil based upon the price ($Nil) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  194,528,352 common shares issued and outstanding as at March 28, 2014. (1)

Note

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “MJMI”, “we,” “us” and “our” are references to MarilynJean Interactive Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

Corporate Developments

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

Finally, on the closing of the Transaction, we issued 106,651,250 Series A Special Voting shares (the “Special Voting Shares”) to Chester Ku, a former director of our company, as a trustee (the “Trustee”) in accordance with the terms of a share exchange agreement and trust agreement.  Pursuant to the terms of the trust agreement, the parties created the trust for the benefit of the holders of the Exchangeable Preferred Shares to enable the Trustee to exercise the voting rights of such shareholders until such time as they choose to redeem their Exchangeable Preferred Shares and receive common shares of our company on such redemption, and to allow the Trustee to hold certain exchange rights in respect of the Exchangeable Preferred Shares.  The Special Voting Shares entitle the Trustee to exercise one vote per Special Voting Share, with the number of Special Voting Shares outstanding being equal to the number of Exchangeable Preferred Shares outstanding during the term of the agreement.

Principal Products

We currently offer a variety of baby and kids focused apparel and accessories, for ages 0-9, from top brand names to up-and-coming boutique brands. Our products include tops, jackets, pants, shorts, skirts and dresses, and accessories, such as toy stuffed animals, baby monitors, baby strollers and baby carriers. Some of the brands that we currently carry include Zara Kids, Gap Kids, Snuza, Eddie Bauer, Peg Perego, Andy and Evan, DexBaby, LeapFrog, Melissa and Doug, Joe-Ella, Halo and Wallfriends, among others.

Operations

We are an online retailer of top brand names, as well as boutique brands, and do not currently manufacture or produce any of our own products.  Our suppliers and distributors fluctuate depending upon price, availability and demand and many of our products are readily available from numerous suppliers at any one time.  As a result, we are not dependent upon any one supplier or distributor that accounts for more than 10% of our sales on an annual basis.  We do not enter into supplier or distribution agreements with any of our suppliers or distributors other than industry standard purchase orders that are placed at the time of sale.

We are currently exploring additional business verticals in conjunction with our recent change in management.

Our Market

We are a niche private sale ecommerce website, selling brand-name apparel, toys and accessories to mothers in North America with babies and kids aged 0-9.  We give families back their precious time together, by making it easier, faster, and more fun, for moms to shop for their babies, kids and themselves, with online access to exclusive apparel, lifestyle and retail brands, at a discount to traditional retail prices.

Key Customer Geographical Markets

Historically, our online sales were concentrated in North America.  With our recent change in management and the administration of our business from outside of North America, this may change.  Our company does not have any customers that individually account for more than 10% of our sales on an annual basis.

Direct to Consumer

Our business operates an online direct to consumer approach as all of our products are primarily available for sale on our ecommerce website. We expect online direct to consumer to be the primary sales and distribution channel of our business as our brand awareness continues to increase in North America. We believe that the availability of online sales is convenient for our customers and enhances the image of our brand, making our brand and products more accessible in more markets than in traditional retail stores alone.

Marketing

To date, our primary non-paid marketing focused on leveraging our membership base. We used our members to broadly circulate our value proposition and brand to family and friends.  Partnering with other organizations with membership bases that are primarily made-up of mothers were also a key priority.

Our primary paid marketing channels for user acquisition are: Refer-a-friend, Affiliate Programs, Facebook, Blogs, Google Adwords and Public Relations.

We also leverage social media websites to promote our brand and to attract new users, by providing strong incentives (e.g., promotional gear, prizes, etc.) in order to have influencers spread the word about our company to their social graph.  Our social presence includes Facebook, Twitter, Linkedin, Pinterest and Youtube among others.

Competition

The private sale e-commerce business model has gained significant global traction over the past 36 months due to a strong sense of urgency created by the compelling time-limited deals offered for consumers. As such, our two primary competitors are Zulily and Totsy, which are both successful private sale websites in the United States that target the same children’s market segment as us.

Our “Family First” brand focus aims to give families back their precious time together, by making it easier, faster, more fun, and more affordable for moms to shop for their babies, kids and themselves, with online access to exclusive apparel, lifestyle and retail brands, at a discount to traditional retail prices. However, our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, greater brand recognition and greater financial, technology, marketing, distribution and other resources than we do. Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can.

Intellectual Property

We currently own the MarilynJean.com domain name associated with our brand.

Research and Development

We have not incurred expenditures in research and development activities from inception.

Government Regulations

We are not aware of any government regulations that materially affects the operation of our business.

Seasonality of Business

Our business is affected by the general seasonal trends common to the retail apparel industry. We expect that our annual net sales will be higher during the fourth calendar quarter in connection with the holiday season, while our operating expenses will be more equally distributed throughout the year. This seasonality may adversely affect our business and cause our results of operations to fluctuate.

Subsidiaries

We currently hold the following two subsidiaries:

•

MarilynJean Holdings Inc. (referred to in this Form 10-K as “Exchangeco”).  Exchangeco is a British Columbia corporation solely incorporated to facilitate the closing of the Share Exchange Agreement on a tax deferred basis for former Canadian shareholders of MarilynJean Media Inc.  Our company holds 100% of Exchangeco.  Following consummation of the Share Exchange Agreement, Exchangeco held 106,651,250 common shares (58.7%) of MarilynJean Media Inc.

•

MarilynJean Media Inc. (referred to in this Form 10-K as “MJM”).  MJM is a British Columbia corporation acquired by our company upon the closing of the Share Exchange Agreement.  Our company holds 75,000,000 common shares (41.3%) of MJM and Exchangeco holds the remaining 106,651,250 common shares (58.7%) of MJM.

Employees

We have no significant employees other than Peter Janosi, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.  We believe that until such time that we have fully developed our plan of operations we will not have any employees and that we will frequently use consultants to assist in the completion of various projects.

Additional Opportunities

We have not been as successful as originally anticipated with respect to our current business of operating a members-only private sale ecommerce website that provides reduced retail prices on baby and children’s brands of apparel, toys and accessories.  Although we are continuing to pursue our current business, we are also currently seeking alternative and suitable business opportunities. As of the date hereof, management has not entered into any formal written agreements for a business combination or business opportunity.  If and when any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

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

We have not received substantial income from operations to date and future financial results are uncertain.  We cannot assure you that we can operate in a profitable manner.  The Company has an accumulated deficit of $496,258 from inception to December 31, 2013. Even if we obtain future revenues sufficient to expand operations, increased cost of goods sold and marketing expenses will impair or prevent us from generating profitable returns.  We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate significant revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history, working capital deficiency and the fact that we have generated only limited revenues to date. Potential investors should be aware that there are difficulties associated with operating a new business, and the high rate of failure associated with this fact.  We have incurred a net loss of $290,041 for the fiscal year ended December 31, 2013. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 194,528,352 common shares are issued and outstanding as of December 31, 2013. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not required for a small reporting company.

ITEM 2.

PROPERTIES

Principal Executive Offices

Our principal executive offices are administered out of 2360 Corporate Circle, Suite 400, Henderson, Nevada. We believe our current premises are adequate for our current operations.

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

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is not traded on any exchange.  Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol “MJMI”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.  There have been no trades of our common stock.  We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Transfer Agent

The shares of our common stock are issued in registered form. The transfer agent and registrar for our common stock is Action Stock Transfer located at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

 Record Holders

As of March 28, 2014, there were 194,528,352 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 54 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Our company has sold the following securities within the last three fiscal years on an unregistered basis:

On May 16, 2011, our company issued a one-year Promissory Note, in the principal amount of $5,000 to George Paquet, the former President of our company to evidence funds previously loaned by Mr. Paquet to our company. The $5,000 principal amount underlying the Promissory Note is due and payable on or before May 16, 2012 and accrues interest at the rate of the Royal Bank of Canada Prime Rate plus 2% per annum. Our company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that Mr. Paquet represented to us that he was not a “US Person” as such term is defined in Regulation S. No commission was paid in connection with the sale of the promissory note.

On July 13, 2011, our company issued a one-year Promissory Note, in the principal amount of $10,000 to George Paquet, the former President of our company to evidence funds previously loaned by Mr. Paquet to our company. The $10,000 principal amount underlying the Promissory Note is due and payable on or before July 13, 2012 and accrues interest at the rate of the Royal Bank of Canada Prime Rate plus 2% per annum. Our company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that Mr. Paquet represented to us that he was not a “US Person” as such term is defined in Regulation S. No commission was paid in connection with the sale of the promissory note.

On December 14, 2011, our company issued a one-year Promissory Note, in the principal amount of $10,000 to George Paquet, the former President of our company to evidence funds previously loaned by Mr. Paquet to our company. The $10,000 principal amount underlying the Promissory Note is due and payable on or before December 14, 2012 and accrues interest at the rate of the Royal Bank of Canada Prime Rate plus 2% per annum. Our company made the offer and sale in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and/or Regulation S of the Securities Act of 1933 on the basis that Mr. Paquet represented to us that he was not a “US Person” as such term is defined in Regulation S. No commission was paid in connection with the sale of the promissory note.

Effective March 28, 2013, we issued 75,000,000 shares of our common stock to MJM shareholders pursuant to Regulation S of the 1933 Act, each of whom represented that they were not a “U.S. person” as such term is defined in Regulation S of the 1933 Act.

Effective March 28, 2013, we issued 106,651,250 Special Voting Shares to the Trustee pursuant to Regulation S of the 1933 Act, and the Trustee represented he was not a “U.S. person” as such term is defined in Regulation S of the 1933 Act.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2013, we did not purchase any of our equity securities.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As at the date of this report, we did not have any equity compensation plans in place.

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

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 30, 2013, which are included herein.

	Year Ended
	December 31,
	2013	2012
Revenue	$1,704	$4,518
Cost of Goods Sold	1,954	3,276
Gross Profit (Loss)	(250)	1,242
Operating Expenses	283,977	185,109
Interest Expense	5,814	3,250
Net Loss	$(290,014)	$(187,117)

Revenues

We recorded a net loss of $290,041 for the fiscal year ended December 31, 2013 and have an accumulated deficit of $496,258 since inception. We have had $1,704 in operating revenues for the fiscal year ended December 31, 2013, and $6,338 in operating revenues since inception through to the fiscal year ended December 31, 2013.

Expenses

Our operating expenses for the fiscal year ended December 31, 2013 and 2012 are outlined below:

	Year Ended
	December 31,
	2013	2012
Advertising and promotion	$53,018	$94,763
Automotive	3,224	5,370
Foreign exchange loss (gain)	16,483	-
General and administrative	55,819	17,299
Management fees	54,376	15,005
Professional fees	67,322	346
Rent	7,035	5,602
Travel	6,778	4,815
Website costs	19,922	41,909
Total Operating Expenses	$283,977	$185,109

Fiscal year ended December 31, 2013 compared to Fiscal year ended December 31, 2012

Advertising and promotion costs decreased to $53,018 for the year ended December 31, 2013 from $94,763 for the year ended December 31, 2012, due to decreased marketing and advertising expenditures.

General and administrative costs increased to $55,819 for the year ended December 31, 2013 from $17,299 for the year ended December 31, 2012, due to increased administrative and office costs.

Professional fees increased to $67,322 in the fiscal year ended December 31, 2013. The increase in this category of expenses resulted from additional legal expenses incurred in connection with our acquisition of MJM, and audit and professional accounting services.

Management fees increased to $54,376 for the year ended December 31, 2013 from $15,005 for the year ended December 31, 2012, resulting from the acquisition of MJM.

Website costs decreased to $19,922 for the year ended December 31, 2013 from $41,909 for the year ended December 31, 2012, due to more development and design costs incurred on our ecommerce website in the prior fiscal year.

Liquidity and Capital Resources

We are in the early stages of our business and we are not self-sustainable from a cash perspective. We are required to fund our operating activities from the generation of financing activities, and we rely on a combination of equity and debt financings.

Our financial condition as at December 31, 2013 and December 31, 2012 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at	As at
	December 31,	December 31,	Increase/(Decrease)
	2013	2012	Amount	Percentage
Current Assets	$59,365	$28,652	$30,713	107%
Current Liabilities	181,437	105,702	75,735	72%
Working Capital (Deficit)	$(122,072)	$(77,050)	$(45,022)	(58)%

Our current assets increased by 107% primarily due to an increase in cash represented by net cash acquired on recapitalization, following the closing of the Share Exchange Agreement on March 28, 2013.  The net working capital deficit position increased by 23% because of expenditures undertaken during the current fiscal year, and increases in accounts payable, accrued liabilities and current loans payable

Cash Flows

	Year Ended		Increase/(Decrease)
	December 31,
	2013	2012	Amount	Percentage
Cash Flows (used in) Operating Activities	$(242,243)	$(185,699)	$(56,544)	30%
Cash Flows provided by Investing Activities	269,733	(5,026)	274,759	5,467%
Cash Flows provided by Financing Activities	–	160,049	(160,049)	(100)%
Effects of exchange rate changes on cash	11,494	317	11,177	3,526%
Net increase (decrease) in cash during the period	$38,984	$(30,359)	$69,343	228%

During the year ended December 31, 2013, we used net cash in operating activities in the amount of $242,243.  The cash used in the current period by our operating activities was primarily represented by our legal and accounting costs, advertising and promotion costs, administrative costs and our acquisition of MJM.

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

Additional Disclosure for Venture Issuers Without Significant Revenue

	Year Ended
	December 31,
	2013	2012
General and Administration Expenses	$55,819	$17,299

Going Concern

The accompanying audited consolidated financial statements for the fiscal year ended December 31, 2013 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2013, we had cash of $56,715 and a working capital deficit of $122,072. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We recorded a net loss of $290,041 for the fiscal year ended December 31, 2013, and have an accumulated deficit of $496,258 since inception. As of December 31, 2013 we had cash of $56,715 (December 31, 2012 - $17,731). We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the warrants comprising a portion of the units we previously registered. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

December 31, 2013

(Expressed in US dollars)

Index

Report of Independent Registered Public Accounting Firm

F–1

Consolidated Balance Sheets

F–2

Consolidated Statements of Operations

F–3

Consolidated Statements of Stockholders’ Equity (Deficit)

F–4

Consolidated Statements of Cash Flows

F–5

Notes to the Consolidated Financial Statements

F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MarilynJean Interactive Inc. (formerly Future Energy Corp.) (the “Company”)

(A Development Dtage Company)

We have audited the accompanying consolidated balance sheets of MarilynJean Interactive Inc. (formerly Future Energy Corp.) (A Development Stage Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and accumulated from September 1, 2011 (date of inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and accumulated from September 1, 2011 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated significant revenues, has a working capital deficiency, and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 28, 2014

(The accompanying notes are an integral part of these consolidated financial statements)

F–1

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31, 2013 $	December 31, 2012 $

ASSETS

Current Assets

Cash	56,715	17,731
Amounts receivable	2,650	10,921

Total Current Assets	59,365	28,652

Restricted cash (Note 4)	2,351	5,026
Oil and gas properties (Note 5)	50,000	–

Total Assets	111,716	33,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	46,897	2,436
Accrued liabilities	13,350	3,266
Loans payable (Note 6)	56,174	100,000
Due to related parties (Note 7)	65,016	–

Total Current Liabilities	181,437	105,702

Loans payable (Note 6)	–	60,049

Total Liabilities	181,437	165,751

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil	–	–
Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 194,528,352 and 74,999,250 shares, respectively	194,528	74,999
Additional paid-in capital	216,444	(954)
Share subscriptions receivable	(1,038)	–
Accumulated other comprehensive income	16,603	99
Deficit accumulated during the development stage	(496,258)	(206,217)

Total Stockholders’ Deficit	(69,721)	(132,073)

Total Liabilities and Stockholders’ Deficit	111,716	33,678

(The accompanying notes are an integral part of these consolidated financial statements)

F–2

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

	Year Ended December 31, 2013 $	Year Ended December 31, 2012 $	Accumulated From September 1, 2011 (date of inception) to December 31, 2013 $

Revenue	1,704	4,518	6,338

Cost of goods sold	1,954	3,276	5,229

Gross Margin	(250)	1,242	1,109

Operating Expenses

Advertising and promotion	53,018	94,763	163,540
Automotive	3,224	5,370	8,592
Foreign exchange loss	16,483	–	16,483
General and administrative	55,819	17,299	56,165
Management fees (Note 7)	54,376	15,005	71,613
Professional fees	67,322	346	82,322
Rent	7,035	5,602	12,635
Travel	6,778	4,815	11,592
Website costs	19,922	41,909	65,362

Total Operating Expenses	283,977	185,109	488,304

Loss Before Other Expense	(284,227)	(183,867)	(487,195)

Other Expense

Interest expense	(5,814)	(3,250)	(9,063)

Net Loss	(290,041)	(187,117)	(496,258)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	174,033,019	74,999,250

(The accompanying notes are an integral part of these consolidated financial statements)

F–3

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Preferred Stock		Common Stock		Additional Paid-in Capital $	Share Subscriptions Receivable $	Accumulated Other Comprehensive Income $	Deficit Accumulated During the Development Stage $	Total $
		Amount		Amount
	#	$	#	$

Balance, September 1, 2011 (date of inception)	–	–	–	–	–	–	–	–	–

Issuance of shares for cash	–	–	67,500,000	67,500	(67,397)	–	–	–	103

Issuance of shares for cash	–	–	7,499,250	7,499	66,443	–	–	–	73,942

Foreign currency translation gain	–	–	–	–	–	–	99	–	99

Net loss for the period	–	–	–	–	–	–	–	(19,100)	(19,100)

Balance, December 31, 2011	–	–	74,999,250	74,999	(954)	–	99	(19,100)	55,044

Net loss for the year	–	–	–	–	–	–	–	(187,117)	(187,117)
					s
Balance, December 31, 2012	–	–	74,999,250	74,999	(954)	–	99	(206,217)	(132,073)

Shares issued for cash	–	–	106,652,000	106,652	(105,614)	(1,038)	–	–	–

March 25, 2013 – recapitalization transactions

Shares of Future Energy Corp.	–	–	119,528,352	119,528	(119,528)	–	–	–	–

Shares exchanged for exchangeable preferred shares in MarilynJean Holdings Inc. Refer to Note 3	–	–	(106,651,250)	(106,651)	106,651	–	–	–	–

Net assets acquired on reverse merger	–	–	–	–	335,889	–	–	–	335,889

Foreign exchange translation gain	–	–	–	–	–	–	16,504	–	16,504

Net loss for the year	–	–	–	–	–	–	–	(290,041)	(290,041)

Balance, December 31, 2013	–	–	194,528,352	194,528	216,444	(1,038)	16,603	(496,258)	(69,721)

(The accompanying notes are an integral part of these consolidated financial statements)

F–4

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year Ended December 31, 2013 $	Year Ended December 31, 2012 $	Accumulated From September 1, 2011 (date of inception) to December 31, 2013 $

Operating Activities

Net loss for the period	(290,041)	(187,117)	(496,258)

Changes in operating assets and liabilities:

Amounts receivable	10,996	(10,921)	75
Prepaid expenses	–	6,637	–
Accounts payable	26,495	2,436	28,931
Accrued liabilities	10,307	3,266	13,573

Net Cash Used in Operating Activities	(242,243)	(185,699)	(453,679)

Investing Activities

Restricted cash	2,675	(5,026)	(2,351)
Net cash acquired on recapitalization	267,058	–	267,058

Net Cash Provided by Investing Activities	269,733	(5,026)	264,707

Financing Activities

Proceeds from loans payable	–	–	160,049
Proceeds from issuance of common stock	–	160,049	74,045

Net Cash Provided by Financing Activities	–	160,049	234,094

Effect of Exchange Rate Changes on Cash	11,494	317	11,593

Increase (Decrease) in Cash	38,984	(30,359)	56,715

Cash, Beginning of Period	17,731	48,090	–

Cash, End of Period	56,715	17,731	56,715

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended December 31, 2013, the Company has not generated significant revenues, has a working capital deficit of $122,072, and has an accumulated deficit of $496,258. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Principles

a)

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

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

d)

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

e)

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

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

f)

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

Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Our current properties have minimal production and are considered unproved as of December 31, 2013 and as such are not subject to depletion until such time they are further developed and determined to be proved or impaired.

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

g)

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

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

h)

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

As of December 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the periods ended December 31, 2013 and 2012, there were no charges for interest or penalties.

j)

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

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

k)

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

l)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2013, the Company had 138,440,375 (2012 – nil) potential dilutive shares outstanding.

m)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company’s only component of comprehensive loss is unrealized foreign exchange translation gains and losses.

n)

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

6.

Loans Payable

(a)

As at December 31, 2013, the Company has a loan payable of $24,226 (Cdn$25,767) (2012 - $25,897 (Cdn$25,767)) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on April 17, 2014, and is secured by a general security agreement.

(b)

As at December 31, 2013, the Company has a loan payable of $22,546 (Cdn$23,980) (2012 - $24,102 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on May 28, 2014.

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

6.

Loans Payable (continued)

(c)

As at December 31, 2013, the Company has a loan payable of $9,402 (Cdn$10,000) (2012 - $10,050 (Cdn$10,000)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on December 7, 2014.

(d)

As at December 31, 2012, MJM owed $100,000 to the Company. MJM became a wholly-owned subsidiary of the Company on March 28, 2013 (refer to Note 3) so the balance owing was eliminated upon consolidation.

7.

Related Party Transactions

(a)

As at December 31, 2013, the Company was indebted to a director of the Company in the amount of $65,016 (2012 - $nil), of which $64,500 bears interest at the Bank of Canada prime rate plus 2%, is unsecured, and due on demand, and the remaining $516 is non-interest bearing, unsecured, and due on demand.

(b)

During the year ended December 31, 2013, the Company incurred management fees of $27,674 (2012 - $7,503) to the Chief Executive Officer of the Company.

(c)

During the year ended December 31, 2013, the Company incurred management fees of $26,702 (2012 - $7,502) to the Chief Financial Officer of the Company.

8.

Common Stock

(a)

On March 1, 2013, the MJM issued 106,652,000 shares of common stock at $0.00001 per share for proceeds of $1,038 which had not yet been received as at December 31, 2013.

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

9.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2011 and 2012	–	–

Outstanding warrants of the Company prior to reverse merger	31,789,125	0.83

Balance, December 31, 2013	31,789,125	0.83

MARILYNJEAN INTERACTIVE INC.

(formerly Future Energy Corp.)

(A Development Stage Company)

Notes to the consolidated financial statements

(Expressed in US dollars)

9.

Share Purchase Warrants (continued)

As at December 31, 2013, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

10,596,375	0.50	July 31, 2014
21,192,750	1.00	July 31, 2014

31,789,125

10.

Income Taxes

The Company has $627,723 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031. The income tax benefit differs from the amount computed by applying the statutory tax rate to net loss before income taxes for the years ended December 31, 2013 and 2012 as a result of the following:

	2012 $	2012 $

Net loss before taxes	(290,041)	(187,116)
Statutory rate	34%	25%

Expected tax recovery	(98,614)	(46,779)

Permanent differences and other	(7,624)	433
Change in tax rates	(2,062)	–
Tax rate difference for foreign jurisdiction	18,559	–
Losses of legal parent upon merger	(39,126)	–
Change in valuation allowance	128,867	46,346

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2013 and 2012 after applying enacted corporate income tax rates are as follows:

	2013 $	2012 $

Net operating losses carried forward	180,421	51,554
Valuation allowance	(180,421)	(51,554)

Net deferred tax asset	–	–

As at December 31, 2013, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, and in light of the weaknesses identified below, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Under the supervision of our principal executive officer and principal financial officer, our Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.   In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.

We did not maintain appropriate cash controls – The Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.

2.	Lack of segregation of duties. We have an inadequate number of personnel to properly implement control procedures.

3.

Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise. We do not have a functioning audit committee of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

4.

We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that our company did not maintain effective internal control over financial reporting as at December 31, 2013 based on criteria in Internal Control – Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

Except as disclosed below, there were no changes in our internal control as of December 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Effective November 13, 2013, Filip Stoj resigned as Chief Financial Officer, Treasurer, Secretary and a director of our Company.

ITEM 9B.

OTHER INFORMATION

On April 11, 2014 Jason Carvalho resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director.    Also on April 11, 2014, Peter Janosi was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole director.  There was no disagreement between MarilynJean and Mr. Carvalho on any matter relating to MarilynJean’s operations, policies or practices.

Mr. Janosi received his Bachelor of Economics from the Zrinyi Miklós University in Budapest, Hungary and from 2006 to 2013 served as a police officer with the Budapest Police Services. Since 2010, concurrent with his employment as a police officer, Mr. Janosi has been mining and investing in Bitcoins and managing an online retail operation through E-bay.  In 2013, Mr. Janosi left the police department to pursue this business full time.  Mr. Janosi’s background in economics as well as experience in both online retail and marketing, as well as the early days of Bitcoin growth make him qualified to help lead our company in a new direction.

Mr. Janosi may terminate our existing business while leveraging our online presence into a new business which will likely be in the Bitcoin space.  Concurrent with our change in directors, we have closed our Surrey office and distribution location.  All of our company’s operations are now administered outside of Canada.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name and age of our sole director and executive officer:

Name	Age	Position with the Company	Date of Appointment
Peter Janosi	32	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	April 11, 2013

Peter Janosi is the sole member of the Company’s audit committee.

Term of Office

Our officers are elected by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified.

Background and Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating his principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Peter Janosi, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Peter Janosi was appointed as President, Chief Executive Officer and a director of our company on April 11, 2014. Mr. Jasnosi received his Bachelor of Economics from the Zrinyi Miklós University in Budapest, Hungary and from 2006 to 2013 served as a police officer with the Budapest Police Services. Since 2010, concurrent with his employment as a police officer, Mr. Janosi has been mining and investing in Bitcoins and managing an online retail operation through E-bay.  In 2013, Mr. Janosi left the police department to pursue this business full time.  Mr. Janosi’s background in economics as well as experience in both online retail and marketing, as well as the early days of  Bitcoin growth make him qualified to help lead our company in a new direction.

Identification of Significant Employees

We have no significant employees other than Peter Janosi, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.  We believe that until such time that we have fully developed our plan of operations we will not have any employees and that we will frequently use consultants to assist in the completion of various projects.

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

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently are in the early stage of our operations and we do not have any employees who are not also officers of the Company.  We anticipate that we will adopt a code of ethics when we increase the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

AUDIT COMMITTEE DISCLOSURE

Under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) reporting issuers are required to provide disclosure with respect to its Audit Committee including the text of the Audit Committee’s Charter, composition of the Committee, and the fees paid to the external auditor. We provide the following disclosure with respect to our Audit Committee:

Audit Committee Charter

Our audit committee charter is filed as Exhibit 99.1 to this annual report on Form 10-K.

Composition of Audit Committee

The sole member of our Audit Committee is

:

Member	Independent(1)	Financially Literate(2)
Peter Janosi	No	Yes

(1)

A member of an audit committee is independent if the member has no direct or indirect material relationship with our company, which could, in the view of the Board, reasonably interfere with the exercise of a member’s independent judgment.

(2)

An individual is financially literate if he has the ability to read and understand a set of financial statements that present a breadth of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by our financial statements.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that while Mr. Janosi qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, he does not qualify as an "independent" as the term is used by NASDAQ Marketplace Rule 5605(a)(2).

Audit Committee Oversight

At no time since the commencement of our most recently completed financial year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by the Board.

Reliance on Certain Exemptions

At no time since the commencement of our most recently completed financial year have we relied on the exemption in Section 2.4 of NI 52-110 (De Minimis Non-audit Services), or an exemption from NI 52-110, in whole or in part, granted under Part 8 of NI 52-110.

Pre-Approval Policies and Procedures

The Audit Committee is authorized by the Board to review the performance of our external auditors and approve in advance provision of services other than auditing and to consider the independence of the external auditors, including a review of the range of services provided in the context of all consulting services bought by us.

Exemption

We are relying on the exemption provided by section 6.1 of NI 52-110 which provides that we, as a venture issuer, are not required to comply with Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of NI 52-110.

CORPORATE GOVERNANCE

General

The Board of Directors (the “Board”) of our company believes that good corporate governance improves corporate performance and benefits all shareholders. Canadian National Policy 58-201 Corporate Governance Guidelines provides non-prescriptive guidelines on corporate governance practices for reporting issuers such as the Company. In addition, Canadian National Instrument 58-101 Disclosure of Corporate Governance Practices prescribes certain disclosure by our company of its corporate governance practices. This disclosure is presented below.

Board of Directors

Our sole director is Peter Janosi who is not independent as Mr. Janosi also acts as an officer of the Company.

Directorships

Our sole director is not nor has been a director of any other reporting issuers or equivalent

Orientation and Continuing Education

New Board members receive an orientation package which includes reports on operations and results, and any public disclosure filings by our company, as may be applicable. The Board does not take any steps to provide continuing education for directors.

Ethical Business Conduct

The Board has found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates in the best interests of our company.

Nomination of Directors

The Board considers its size each year when it considers the number of directors to recommend to the shareholders for election at the annual meeting of shareholders, taking into account the number required to carry out the Board’s duties effectively and to maintain a diversity of view and experience.

The Board does not have a nominating committee, and these functions are currently performed by the Board as a whole. However, if there is a change in the number of directors required by our company, this policy will be reviewed.

Compensation

The Board is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

The Board has no committees other than the Audit Committee.

Assessments

The Board has no formal policy to monitor the effectiveness of the directors, the Board and its committees.

Indemnification of Directors and Officers

Our Bylaws do not restrict our ability to indemnify, to the greatest allowable extent permitted under the General Corporate Laws of Nevada, each director, executive officer, employee and agent and all other persons whom our company is authorized to indemnify under the provisions of the Nevada Revised Statutes to the fullest extent of the law (i) against all the expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the individual in connection with any action, suit or proceeding, whether civil, criminal, administrative, investigative, or in connection with any appeal therein, or otherwise, and (ii) against all expenses (including attorneys’ fees) actually and reasonably incurred by the individual in connection with the defense or settlement of any action or suit by or in the right of the company, or in connection with any appeal therein, or otherwise, if the individual acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of our company, and with respect to any criminal action or proceeding, had no reasonable cause to believe that such conduct was unlawful. Our company may, in our discretion, pay the expenses (including attorneys’ fees) incurred in defending any proceeding in advance of any final disposition, provided, however, that the payment of expenses incurred by a director or executive officer in advance of the final disposition of the proceeding shall be made only upon receipt of an undertaking by the director or executive officer to repay all amounts advanced if it should be ultimately determined that the director or executive officer is not entitled to be indemnified under our Bylaws or otherwise. Such expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as our board of directors deems appropriate.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, executive officers and controlling persons of our company under Nevada law or otherwise, our company has been advised that the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the years ended December 31, 2013 and 2012:

Summary Compensation Table

Name And Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Carvalho	2013	27,674	-	-	-	-	-	-	27,674
	2012	7,503	-	-	-	-	-	-	7,503
Filip Stoj	2013	26,702	-	-	-	-	-	-	26,702
	2012	7,502-	-	-	-	-	-	-	7,502
Georges Paquet	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

(1)

Jason Carvalho was appointed as our President, CEO and a director on March 28, 2013, and was appointed as chief financial officer, treasurer and secretary on November 13, 2013.

(2)

Filip Stoj was appointed as chief financial officer, treasurer, secretary and a director on March 28, 2013 and resigned effective November 13, 2013.

(3)

Georges Paquet was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and one of our directors on April 6, 2010 and resigned on March 28, 2013.

Narrative Disclosure to Summary Compensation Table

Other than noted below, there are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or our subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Jason Carvalho entered into a Consulting and Professional Services Agreement with MJM dated on October 1, 2012 whereby the Mr. Carvalho agreed to provide management services to MJM as an independent contractor in consideration for a monthly fee of Cdn$1,500 per month.  MJM has agreed to reimburse such executives for all reasonable expenses incurred in connection with the provision of their services under the agreement.  The term of the agreement is indefinite and terminates in the event MJM provides 7 days’ notice of such termination for any reason whatsoever.  The Consulting and Professional Services Agreement dated October 1, 2012 is filed as Exhibits 10.15 to the Current Report on Form 8-K filed on April 3, 2013.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Outstanding Equity Awards at Fiscal Year-End

No named executive officer or director received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2013 and 2012.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount certain information concerning the number of shares of our common stock owned beneficially as of March 28, 2014  by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Peter Janosi Director and Officer 1170 Budapest 1170 Budapest, Bihari út3/a VIII/26	N/A	Nil	N/A	Nil
Directors and Executive Officers (1 – as a group)	N/A	Nil	N/A	Nil
Jason Carvalho 5% Stockholder 104 - 12877 - 76th Avenue Surrey, British Columbia V3W 1E6	Common Stock	22,950,000(2)	Direct	10.55%
5% Stockholder (1 – as a group)	Common Stock	22,950,000(2)		10.55%

(1)

Based on 194,528,352 shares of our common stock outstanding as of March 28, 2014.

(2)

These shares represent Exchangeable Preferred Shares and are redeemable by the holders into common stock of our company on a one-for-one basis at any time by the holder in accordance with the terms of the Share Exchange Agreement, Trust Agreement and Support Agreement.

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

According to the NASDAQ definition, we currently have no independent directors because our sole director is currently an officer of the Company.

Related Party Transactions

Other than as disclosed below, there has been no transaction, since our inception on May 19, 2004, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

The following constituted related transaction with our company since inception:

•

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

•

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

•

On December 8, 2010, our company issued a two year Promissory Note in the principal amount of $25,000 to Georges Paquet, our President. The $25,000 principal amount underlying the Promissory Note is payable on or before the two year anniversary of the Note and accrues interest at the rate of the Royal Bank of Canada Prime Interest Rate plus 2% per annum.

•

On July 29, 2010, we entered into an assignment agreement with Tim Cooksey Oil pursuant to which we acquired a 1.57% working interest in the Charles Prior Project, located in Franklin County, Illinois in consideration of a payment of $25,000. JKV Oil Development, of which our director, Mr. Villines, is the President, owns a five percent (5%) working interest in the Charles Prior Project.

•

On December 17, 2010, we entered into an assignment agreement with JKV Oil Development, pursuant to which we acquired a 3% working interest in wells located in Franklin County, Illinois in consideration of a payment of $25,000. JKV Oil Development, of which our director, Mr. Villines, is the President, retained a fifteen percent (15%) working interest in the Sesser Wells.

•

On May 16, 2011, our company issued a one year Promissory Note in the principal amount of $5,000 to Georges Paquet, our President. The $5,000 principal amount underlying the Promissory Note is payable on or before the one year anniversary of the Note and accrues interest at the rate of the Royal Bank of Canada Prime Interest Rate plus 2% per annum.

•

On July 13, 2011, our company issued a one year Promissory Note in the principal amount of $10,000 to Georges Paquet, our President. The $10,000 principal amount underlying the Promissory Note is payable on or before the one year anniversary of the Note and accrues interest at the rate of the Royal Bank of Canada Prime Interest Rate plus 2% per annum.

•

On December 14, 2011, our company issued a one year Promissory Note in the principal amount of $10,000 to Georges Paquet, our President. The $10,000 principal amount underlying the Promissory Note is payable on or before the one year anniversary of the Note and accrues interest at the rate of the Royal Bank of Canada Prime Interest Rate plus 2% per annum.

The following constituted related party transactions with MJM since inception:

•

During the year ended December 31, 2013, MJM incurred management fees of Cdn$27,674 (2012 - $7,500) to Jason Carvalho the Chief Executive Officer of MJM.

•

During the year ended December 31, 2013, MJM incurred management fees of Cdn$26,702 (2012 - $7,500) to Filip Stoj, the former Chief Financial Officer of MJM.

•

Other than the foregoing, none of the directors or executive officers of our company, nor any person who owned of record or was known to own beneficially more than 5% of our company’s outstanding shares of our common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect our company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	Cdn$13,600	$12,500
Audit-related fees	Cdn$1,200	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	Cdn$14,800	$12,500

Audit Fees

During the fiscal year ended December 31, 2013, we incurred Cdn$13,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for the fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2012, we incurred $12,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for the fiscal year ended December 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for audit-related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was Cdn$1,200 and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $nil, respectively.

PART IV

ITEM 15.

EXHIBITS.

Exhibit No.	Description	Filing
(3)	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01b	Certificate of Change	Filed with the SEC on June 4, 2012 as part of our Current Report on Form 8-K.
3.01c	Certificate of Designation dated March 26, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.03	Articles of Merger dated April 4, 2013	Filed with the SEC on April 8, 2013 as part of our Current Report on Form 8-K
(10)	Material Contracts
10.01	Share Exchange Agreement with Marilyn Jean Media, Inc. dated March 25, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
10.02	Voting and Exchange Trust Agreement dated March 28, 2013 among our company, MarilynJean Holdings Inc. and Chester Ku	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.03	Exchangeable Share Support Agreement dated March 28, 2013 between our company and MarilynJean Holdings Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.04	Consulting and Professional Services Agreement dated October 1, 2012 between Jason Carvalho and MarilynJean Media Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
(21)	Subsidiaries
Marilyn Jean Media Inc. (British Columbia)
MarilynJean Holdings Inc. (British Columbia)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Peter Janosi
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1*	Audit Committee Charter
(101)	XBRL
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

**Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARILYNJEAN INTERACTIVE INC.

Dated: April 15, 2014	/s/ Peter Janosi
By: Peter Janosi
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 15, 2014	/s/ Peter Janosi

By:  Peter Janosi

Its:  President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)