Form 10-Q
period 2014-03-31
MARILYNJEAN INTERACTIVE INC.
filed 2014-05-20
CIK 1504464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-54870

MARILYNJEAN INTERACTIVE INC.

(Exact name of registrant as specified in its charter)

Nevada	41-2281199
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

2360 Corporate Circle, Suite 400, Henderson, NV  89074-7722

(Address of principal executive offices) (zip code)

(702) 425-6951

(Registrant’s telephone number, including area code)

N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  194,528,352 common shares issued and outstanding as at May 14, 2014 (1)

(1) Does not include the 106,651,250 common shares of the Company that are reserved for issuance and issuable upon the redemption at any time by the holders of 106,651,250 Class B Exchangeable Preferred shares (the “Exchangeable Preferred Shares”) in the capital of MarilynJean Holdings Inc., a wholly-owned subsidiary of the Company.  Each Exchangeable Preferred Share is convertible into one common share in the capital of the Company on a one-for-one basis.

i

Table of Contents

PART I – FINANCIAL INFORMATION

1

Item 1. Financial Statements.

1

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

13

Item 4. Controls and Procedures.

13

PART II - OTHER INFORMATION

14

Item 1. Legal Proceedings

14

Item 1A. Risk Factors

14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3. Defaults Upon Senior Securities

17

Item 4. Mine Safety Disclosures.

17

Item 5. Other Information.

17

Item 6. Exhibits.

17

SIGNATURES

19

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended March 31, 2014 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

(A Development Stage Company)

March 31, 2014

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

6

MARILYNJEAN INTERACTIVE INC.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2014 $	December 31, 2013 $
	(unaudited)

ASSETS

Current Assets

Cash	35,415	56,715
Amounts receivable	2,553	2,650

Total Current Assets	37,968	59,365

Restricted cash (Note 3)	–	2,351
Oil and gas properties (Note 4)	50,000	50,000

Total Assets	87,968	111,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	45,307	46,897
Accrued liabilities	17,587	13,350
Loans payable (Note 5)	54,044	56,174
Due to related parties (Note 6)	65,016	65,016

Total Liabilities	181,954	181,437

Going Concern (Note 1)

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil	–	–
Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 194,528,352 shares	194,528	194,528
Additional paid-in capital	216,444	216,444
Share subscriptions receivable	(1,038)	(1,038)
Accumulated other comprehensive income	17,051	16,603
Deficit accumulated during the development stage	(520,971)	(496,258)

Total Stockholders’ Deficit	(93,986)	(69,721)

Total Liabilities and Stockholders’ Deficit	87,968	111,716

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended March 31, 2014 $	Three Months Ended March 31, 2013 $	Accumulated From September 1, 2011 (date of inception) to March 31, 2014 $

Revenue	–	927	6,338

Cost of goods sold	–	815	5,229

Gross Margin	–	112	1,109

Operating Expenses

Advertising and promotion	980	9,560	164,520
Consulting fees	5,000	–	5,000
Foreign exchange loss (gain)	(2,196)	2,092	14,287
General and administrative	3,210	4,519	79,559
Management fees (Note 6)	2,447	8,927	74,060
Professional fees	13,379	38,300	95,701
Rent	–	2,083	12,635
Website costs	615	4,989	65,977

Total Operating Expenses	23,435	70,470	511,739

Loss Before Other Expense	(23,435)	(70,358)	(510,630)

Other Expense

Interest expense	(1,278)	(1,805)	(10,341)

Net Loss	(24,713)	(72,163)	(520,971)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	194,528,352	76,964,850

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three Months Ended March 31, 2014 $	Three Months Ended March 31, 2013 $	Accumulated From September 1, 2011 (date of inception) to March 31, 2014 $

Operating Activities

Net loss for the period	(24,713)	(72,163)	(520,971)

Changes in operating assets and liabilities:

Amounts receivable	215	11,602	290
Accounts payable	(2,313)	23,869	26,618
Accrued liabilities	3,925	23,557	17,498

Net Cash Used in Operating Activities	(22,886)	(13,135)	(476,565)

Investing Activities

Restricted cash	2,351	–	–
Net cash acquired on recapitalization	–	267,058	267,058

Net Cash Provided by Investing Activities	2,351	267,058	267,058

Financing Activities

Proceeds from loans payable	–	–	160,049
Proceeds from issuance of common stock	–	–	74,045

Net Cash Provided by Financing Activities	–	–	234,094

Effect of Exchange Rate Changes on Cash	(765)	1,921	10,828

Increase (Decrease) in Cash	(21,300)	255,844	35,415

Cash, Beginning of Period	56,715	17,731	–

Cash, End of Period	35,415	273,575	35,415

Supplemental Disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

(A Development Stage Company)

Notes to the consolidated financial statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

1.

Basis of Presentation

The accompanying consolidated interim financial statements of MarilynJean Interactive Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at March 31, 2014, the Company has not generated significant revenues, has a working capital deficit of $143,986, and has an accumulated deficit of $520,971. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Principles

(a)

Principles of Consolidation

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

(b)

Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period’s presentation.

(c)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards. These credit card accounts were closed in the period ending March 31, 2014.

MARILYNJEAN INTERACTIVE INC.

(A Development Stage Company)

Notes to the consolidated financial statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

4.

Oil and Gas Properties

(a)

On July 25, 2010, the Company purchased a 1.57% working interest in an unproved property located in Franklin County, Illinois for $25,000.

(b)

On December 17, 2010, the Company purchased a 3% working interest in an unproved property located in Franklin County, Illinois for $25,000.

5.

Loans Payable

(a)

As at March 31, 2014, the Company has a loan payable of $23,302 (Cdn$25,767) (2013 - $24,226 (Cdn$25,767)) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on April 17, 2014, and is secured by a general security agreement.

(b)

As at March 31, 2014, the Company has a loan payable of $21,695 (Cdn$23,980) (2013 - $22,546 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on May 28, 2014.

(c)

As at March 31, 2014, the Company has a loan payable of $9,047 (Cdn$10,000) (2013 - $9,402 (Cdn$10,000)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on December 7, 2014.

6.

Related Party Transactions

(a)

As at March 31, 2014, the Company was indebted to a former director of the Company in the amount of $65,016 (December 31, 2013 - $65,016), of which $64,500 bears interest at the Bank of Canada prime rate plus 2%, is unsecured, and due on demand, and the remaining $516 is non-interest bearing, unsecured, and due on demand.

(b)

During the three months ended March 31, 2014, the Company incurred management fees of $2,447 (2013 - $4,464) to the former Chief Executive Officer of the Company.

(c)

During the three months ended March 31, 2014, the Company incurred management fees of $nil (2013 - $4,463) to the former Chief Financial Officer of the Company.

MARILYNJEAN INTERACTIVE INC.

(A Development Stage Company)

Notes to the consolidated financial statements

March 31, 2014

(Expressed in US dollars)

(unaudited)

7.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013 and March 31, 2014	31,789,125	0.83

As at March 31, 2014, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

10,596,375	0.50	July 31, 2014
21,192,750	1.00	July 31, 2014

31,789,125

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
·
•	Changes or developments in laws, regulations or taxes in our industry;
·
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
·
•	Competition in our industry;
·
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
·
•	Changes in our business strategy, capital improvements or development plans;
·
•	The availability of additional capital to support capital improvements and development; and
·
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Corporate Overview

We were incorporated in the State of Nevada on April 6, 2010. Following incorporation, we were engaged in the acquisition, exploration and development of prospective resource properties. However, we were not successful in developing our oil and gas interests and thus began to investigate other business opportunities in order to maximize shareholder value.  As a result, on March 25, 2013, we entered into a share exchange agreement (the “Share Exchange Agreement”) with MarilynJean Media Inc. (“MJM”), a private company incorporated under the laws of British Columbia, which closed on March 28, 2013.

Following the closing of the Share Exchange Agreement, our company decided to focus on MJM’s business, which is the business of operating a members-only private sale ecommerce website providing reduced retail prices on baby and children’s brands of apparel, toys and accessories.  With the commencement of the new business operated through MJM, our board of directors decided to seek out opportunities to divest our company of all assets related to our oil and gas business.  Although our company has not entered into any negotiations or agreements related to such divestiture, our board of directors has instructed management to seek out viable options related to the sale and disposition of such assets.

Acquisition of MarilynJean Media Inc.

On March 28, 2013, we acquired 100% of the issued and outstanding common shares of MJM (the “Transaction”). MJM operates a members-only private sale ecommerce website providing reduced retail prices on baby and children’s brands of apparel, toys and accessories.  Pursuant to the Transaction, we issued a total of 75,000,000 restricted shares of common stock to the former shareholders of MJM, equating to one share of common stock in the capital of our company for every issued common share of MJM.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the fiscal quarter ended March 31, 2014, which are included herein.

	Unaudited three months
	ended March 31,
	2014	2013
Revenue	$-	$927
Cost of Goods Sold	-	815
Gross Profit (Loss)	-	112
Operating Expenses	23,435	70,470
Interest Expense	1,278	1,805
Net Loss	$(24,713)	$(72,163)

Revenues

We recorded a net loss of $24,713 for the fiscal quarter ended March 31, 2014 and have an accumulated deficit of $520,971 since inception. We have had $nil in operating revenues for the fiscal quarter ended March 31, 2014, and $6,338 in operating revenues since inception through to the fiscal quarter ended March 31, 2014.

Expenses

Our operating expenses for the fiscal quarter ended March 31, 2014 and 2013 are outlined below:

	Unaudited three months
	ended March 31,
	2014	2013
Advertising and promotion	$980	$9,560
Consulting fees	5,000	–
Foreign exchange loss (gain)	(2,196)	2,092
General and administrative	3,210	4,519
Management fees	2,447	8,927
Professional fees	13,379	38,300
Rent	–	2,083
Website costs	615	4,989
Total Operating Expenses	$23,435	$70,470

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Advertising and promotion costs decreased to $980 for the three months ended March 31, 2014 from $9,560 for the three months ended March 31, 2013, due to decreased marketing and advertising expenditures.

General and administrative costs decreased to $3,210 for the three months ended March 31, 2014 from $4,519 for the three months ended March 31, 2013, due to decreased administrative and office costs.

Professional fees decreased to $13,379 for the three months ended March 31, 2014 from $38,300 for the three months ended March 31, 2013, when additional legal expenses were incurred in connection with our acquisition of MJM.

Management fees decreased to $2,447 for the three months ended March 31, 2014 from $8,927 for the three months ended March 31, 2013, due to decreased management fees paid.

Website costs decreased to $615 for the three months ended March 31, 2014 from $4,988 for the three months ended March 31, 2013, due to decreased website maintenance costs incurred.

Liquidity and Capital Resources

We are in the early stages of our business and we are not self-sustainable from a cash perspective. We are required to fund our operating activities from the generation of financing activities, and we rely on a combination of equity and debt financings.

Our financial condition as at March 31, 2014 and December 31, and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at	As at
	March 31,	December 31,	Increase /(Decrease)
	2014	2013	Amount
	(Unaudited)
Current Assets	$37,968	$59,365	$(21,397)
Current Liabilities	181,954	181,437	517
Working Capital (Deficit)	$(143, 986)	$(122,072)	$21,914

Our current assets decreased by $21,397 primarily due to operating expenses incurred in the current fiscal quarter. The net working capital deficit position increased by $21,914 because of expenditures undertaken during the current fiscal quarter, and increases in accounts payable.

Cash Flows

	Unaudited three months		Increase/
	ended March 31,		(Decrease)
	2014	2013	Amount
Cash Flows (used in) Operating Activities	$(22,886)	$(13,135)	$(9,751)
Cash Flows provided by Investing Activities	2,351	267,058	(264,707)
Cash Flows provided by Financing Activities	-	-	-
Effects of exchange rate changes on cash	(765)	1,921	(2,686)
Net increase (decrease) in cash during the period	$(23,561)	$255,844	$(277,144)

During the three months ended March 31, 2014, we used net cash in operating activities in the amount of $22,886.  The cash used in the current period by our operating activities was primarily represented by professional fees and our administrative costs.

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

Additional Disclosure for Venture Issuers Without Significant Revenue

	Unaudited three months
	ended March 31,
	2014	2013
General and Administration Expenses	$3,210	$4,519

Going Concern

The accompanying audited consolidated financial statements for the fiscal quarter ended March 31, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and is unlikely to generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2014, we had cash of $35,415 and a working capital deficit of $143,986. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

We recorded a net loss of $24,713 for the fiscal quarter ended March 31, 2014, and have an accumulated deficit of $520,971 since inception. As of March 31, 2014 we had cash of $35,415 (December 31, 2013 - $56,715). We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the warrants comprising a portion of the units we previously registered. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, and in light of the weaknesses identified in our annual report on Form 10-K, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control over financial reporting

Except as disclosed below, there were no changes in our internal control as of March 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not received substantial income from operations to date and future financial results are uncertain.  We cannot assure you that we can operate in a profitable manner.  The Company has an accumulated deficit of $520,971 from inception to March 31, 2014. Even if we obtain future revenues sufficient to expand operations, increased cost of goods sold and marketing expenses will impair or prevent us from generating profitable returns.  We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate significant revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history, working capital deficiency and the fact that we have generated only limited revenues to date. Potential investors should be aware that there are difficulties associated with operating a new business, and the high rate of failure associated with this fact.  We have incurred a net loss of $24,713 for the fiscal quarter ended March 31, 2014. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 194,528,352 common shares are issued and outstanding as of March 31, 2014. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal interim period ended March 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Filing
(3)	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01b	Certificate of Change	Filed with the SEC on June 4, 2012 as part of our Current Report on Form 8-K.
3.01c	Certificate of Designation dated March 26, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.03	Articles of Merger dated April 4, 2013	Filed with the SEC on April 8, 2013 as part of our Current Report on Form 8-K
(10)	Material Contracts
10.01	Share Exchange Agreement with Marilyn Jean Media, Inc. dated March 25, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
10.02	Voting and Exchange Trust Agreement dated March 28, 2013 among our company, MarilynJean Holdings Inc. and Chester Ku	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.03	Exchangeable Share Support Agreement dated March 28, 2013 between our company and MarilynJean Holdings Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.04	Consulting and Professional Services Agreement dated October 1, 2012 between Jason Carvalho and MarilynJean Media Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
(21)	Subsidiaries
21.1	Marilyn Jean Media Inc. (British Columbia)
21.2	MarilynJean Holdings Inc. (British Columbia)

Exhibit No.	Description	Filing
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Peter Janosi
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter	Filed with the SEC on April 15, 2014 as part of our Annual Report on Form 10-K
(101)	XBRL
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

/s/ Peter Janosi

By: Peter Janosi

President, Chief Executive Officer, Chief Financial

Officer, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer))

Dated:  May 20, 2014

19