Form 10-Q
period 2014-06-30
MARILYNJEAN INTERACTIVE INC.
filed 2014-08-14
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,528,352 common shares issued and outstanding as at August 12, 2014 (1)

(1)

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

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended June 30, 2014 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

June 30, 2014

(Expressed in US dollars)

(unaudited)

MARILYNJEAN INTERACTIVE INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2014 $	December 31, 2013 $
	(unaudited)

ASSETS

Current Assets

Cash	22,768	56,715
Amounts receivable	2,645	2,650

Total Current Assets	25,413	59,365

Restricted cash (Note 3)	–	2,351
Oil and gas properties (Note 4)	50,000	50,000

Total Assets	75,413	111,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	57,115	46,897
Accrued liabilities	15,726	13,350
Loans payable (Note 5)	55,993	56,174
Due to related parties (Note 6)	65,016	65,016

Total Liabilities	193,850	181,437

Going Concern (Note 1)

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil	–	–

Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 194,528,352 shares	194,528	194,528

Additional paid-in capital	216,444	216,444

Share subscriptions receivable	(1,038)	(1,038)

Accumulated other comprehensive income	16,354	16,603

Deficit	(544,725)	(496,258)

Total Stockholders’ Deficit	(118,437)	(69,721)

Total Liabilities and Stockholders’ Deficit	75,413	111,716

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended June 30, 2014 $	Three Months Ended June 30, 2013 $	Six Months Ended June 30, 2014 $	Six Months Ended June 30, 2013 $

Revenue	–	734	–	1,661
			–
Cost of goods sold	–	1,166	–	1,981

Gross Margin	–	(432)	–	(320)

Operating Expenses

Advertising and promotion	–	30,087	986	39,647
Consulting fees	8,000	–	13,000	–
Foreign exchange loss	2,567	9,446	356	11,538
General and administrative	207	37,112	3,408	41,631
Management fees (Note 6)	–	27,496	2,462	36,423
Professional fees	11,680	32,292	25,059	70,592
Rent	–	2,051	–	4,134
Website costs	–	8,222	618	13,211

Total Operating Expenses	22,454	146,706	45,889	217,176

Loss Before Other Expense	(22,454)	(147,138)	(45,889)	(217,496)

Other Expense

Interest expense	(1,300)	(1,335)	(2,578)	(3,140)

Net Loss	(23,754)	(148,473)	(48,467)	(220,636)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	194,528,352	106,764,319	194,528,352	106,764,319

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six Months Ended June 30, 2014 $	Six Months Ended June 30, 2013 $

Operating Activities

Net loss for the period	(48,467)	(220,636)

Changes in operating assets and liabilities:

Amounts receivable	194	10,623
Accounts payable	9,060	44,004
Accrued liabilities	1,876	23,558

Net Cash Used in Operating Activities	(37,337)	(142,451)

Investing Activities

Restricted cash	2,351	–
Net cash acquired on recapitalization	–	267,058

Net Cash Provided by Investing Activities	2,351	267,058

Effect of Exchange Rate Changes on Cash	1,039	9,033

Increase (Decrease) in Cash	(33,947)	133,640

Cash, Beginning of Period	56,715	17,731

Cash, End of Period	22,768	151,371

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Notes to the consolidated financial statements

June 30, 2014

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at June 30, 2014, the Company has not generated significant revenues, has a working capital deficit of $168,437, and has an accumulated deficit of $544,725. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)

Interim Consolidated Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Restricted Cash

Restricted cash represents cash pledged as security for the Company’s credit cards. These credit card accounts were closed as at June 30, 2014.

4.

Oil and Gas Properties

(a)

On July 25, 2010, the Company purchased a 1.57% working interest in an unproved property located in Franklin County, Illinois for $25,000.

(b)

On December 17, 2010, the Company purchased a 3% working interest in an unproved property located in Franklin County, Illinois for $25,000.

5.

Loans Payable

(a)

As at June 30, 2014, the Company has a loan payable of $24,148 (Cdn$25,767) (2013 - $24,226 (Cdn$25,767) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on April 17, 2014, and is secured by a general security agreement.

(b)

As at June 30, 2014, the Company has a loan payable of $22,473 (Cdn$23,980) (2013 - $22,546 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on May 28, 2014.

(c)

As at June 30, 2014, the Company has a loan payable of $9,372 (Cdn$10,000) (2013 - $9,402 (Cdn$10,000)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on December 7, 2014.

6.

Related Party Transactions

(a)

As at June 30, 2014, the Company was indebted to a former director of the Company in the amount of $65,016 (December 31, 2013 - $65,016), of which $64,500 bears interest at the Bank of Canada prime rate plus 2%, is unsecured, and due on demand, and the remaining $516 is non-interest bearing, unsecured, and due on demand.

(b)

During the six months ended June 30, 2014, the Company incurred management fees of $2,462 (2013 - $18,212) to the former Chief Executive Officer of the Company.

(c)

During the six months ended June 30, 2014, the Company incurred management fees of $nil (2013 - $18,211) to the former Chief Financial Officer of the Company.

7.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013 and June 30, 2014	31,789,125	0.83

8.

Share Purchase Warrants (continued)

As at June 30, 2014, the following share purchase warrants were outstanding:

Number of warrants	Exercise price $	Expiry date

10,596,375	0.50	July 31, 2014
21,192,750	1.00	July 31, 2014

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2014, which are included herein.

	Three Months Ended June 30, 2014 $	Three Months Ended June 30, 2013 $	Six Months Ended June 30, 2014 $	Six Months Ended June 30, 2013 $
Revenue	–	734	–	1,661
Cost of goods sold	–	1,166	–	1,981
Gross margin	–	(432)	–	(320)
Total operating expenses	22,454	146,706	45,889	217,176
Interest expense	1,300	1,335	2,578	3,140

We recorded a net loss of $23,754 for the quarter ended June 30, 2014 compared to $148,473 for the quarter ended June 30, 2013. We have an accumulated deficit of $544,725 since inception.

Revenues

We have had $nil in revenues for the quarter ended June 30, 2014 compared to $734 for the quarter ended June 30, 2013.

Expenses

Our operating expenses for the fiscal quarter ended June 30, 2014 and 2013 are outlined below:

	Three Months Ended June 30, 2014 $	Three Months Ended June 30, 2013 $	Six Months Ended June 30, 2014 $	Six Months Ended June 30, 2013 $

Operating Expenses
Advertising and promotion	–	30,087	986	39,647
Consulting fees	8,000	–	13,000	–
Foreign exchange loss	2,567	9,446	356	11,538
General and administrative	207	37,112	3,408	41,631
Management fees	–	27,496	2,462	36,423
Professional fees	11,680	32,292	25,059	70,592
Rent	–	2,051	–	4,134
Website costs	–	8,222	618	13,211
Total Operating Expenses	22,454	146,706	45,889	217,176

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Advertising and promotion costs decreased to nil for the three months ended June 30, 2014 from $30,087 for the three months ended June 30, 2013, due to decreased marketing and advertising expenditures.

Consulting fees increased to $8,000 for the three months ended June 30, 2014 from nil for the three months ended June 30, 2013. Payments were made to consultants in connection with the operation of some aspects of our company’s business following the resignation of prior management. Accordingly, and following such resignations, management fees decreased to nil for the three months ended June 30, 2014 from $27,496 for the three months ended June 30, 2013.

General and administrative costs decreased to $207 for the three months ended June 30, 2014 from $37,112 for the three months ended June 30, 2013, due to decreased administrative and office costs.

Professional fees decreased to $11,680 for the three months ended June 30, 2014 from $32,292 for the three months ended June 30, 2013, when additional legal expenses were incurred in connection with our acquisition of MJM.

Rent decreased to $nil for the three months ended June 30, 2014 from $2,051 for the three months ended June 30, 2013 due to our company terminating our prior rent agreement.

Website costs decreased to nil for the three months ended June 30, 2014 from $8,222 for the three months ended June 30, 2013, due to decreased website maintenance costs incurred.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Advertising and promotion costs decreased to $986 for the six months ended June 30, 2014 from $39,647 for the six months ended June 30, 2013, due to decreased marketing and advertising expenditures.

Consulting fees increased to $13,000 for the six months ended June 30, 2014 from nil for the six months ended June 30, 2013. Payments were made to consultants in connection with the operation of some aspects of our company’s business following the resignation of prior management. Accordingly, and following such resignations, management fees decreased to $2,462 for the six months ended June 30, 2014 from $36,423 for the three months ended June 30, 2013.

General and administrative costs decreased to $3,408 for the six months ended June 30, 2014 from $41,631 for the six months ended June 30, 2013, due to decreased administrative and office costs.

Professional fees decreased to $25,059 for the six months ended June 30, 2014 from $70,592 for the six months ended June 30, 2013, when additional legal expenses were incurred in connection with our acquisition of MJM.

Rent decreased to $nil for the six months ended June 30, 2014 from $4,134 for the three months ended June 30, 2013 due to our company terminating our prior rent agreement.

Website costs decreased to $618 for the six months ended June 30, 2014 from $13,211 for the six months ended June 30, 2013, due to decreased website maintenance costs incurred.

Liquidity and Capital Resources

We are in the early stages of our business and we are not self-sustainable from a cash perspective. We are required to fund our operating activities from the generation of financing activities, and we rely on a combination of equity and debt financings.

Our financial condition as at June 30, 2014 and December 31, 2013 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at June 30, 2014	As at December 31, 2013
Current Assets	25,413	59,365
Current Liabilities	193,850	181,437
Working Capital (Deficit)	(168,437)	(122,072)

Our current assets decreased by 57% primarily due to operating expenses incurred in the current fiscal quarter. The net working capital deficit position increased by 38% because of expenditures undertaken during the current fiscal quarter, and increases in accounts payable.

Cash Flows

	Six Months Ended June 30, 2014 $	Six Months Ended June 30, 2013 $
Net Cash Used in Operating Activities	(37,337)	(142,451)
Net Cash Provided by Investing Activities	2,351	267,058
Effect of Exchange Rate Changes on Cash	1,039	9,033
Increase (Decrease) in Cash	(33,947)	133,640

During the six months ended June 30, 2014, we used net cash in operating activities in the amount of $37,337. The cash used in the current period by our operating activities was primarily represented by professional fees and our administrative costs.

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

Additional Disclosure for Venture Issuers Without Significant Revenue

	Unaudited three months
	ended June 30,
	2014	2013
General and Administration Expenses	$207	$37,112

Going Concern

The accompanying unaudited consolidated financial statements for the fiscal quarter ended June 30, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2014, we had cash of $22,768 and a working capital deficit of $168,437. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

We recorded a net loss of $23,754 for the quarter ended June 30, 2014, and have an accumulated deficit of $544,725 since inception. As of June 30, 2014 we had cash of $22,768 (December 31, 2013 - $56,715). We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the warrants comprising a portion of the units we previously registered. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

Recently Issued Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

Changes in internal control over financial reporting

Except as disclosed below, there were no changes in our internal control as of June 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not received substantial income from operations to date and future financial results are uncertain. We cannot assure you that we can operate in a profitable manner. The Company has an accumulated deficit of $544,725 from inception to June 30, 2014. Even if we obtain future revenues sufficient to expand operations, increased cost of goods sold and marketing expenses will impair or prevent us from generating profitable returns. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate significant revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history, working capital deficiency and the fact that we have generated only limited revenues to date. Potential investors should be aware that there are difficulties associated with operating a new business, and the high rate of failure associated with this fact. We have incurred a net loss of $23,754 for the quarter ended June 30, 2014. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 194,528,352 common shares are issued and outstanding as of June 30, 2014. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal interim period ended June 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Dated: August 14, 2014