Form 10-Q
period 2014-09-30
MARILYNJEAN INTERACTIVE INC.
filed 2014-11-19
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-54870

MARILYNJEAN INTERACTIVE INC.
(Exact name of registrant as specified in its charter)

Nevada	41-2281199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722
(Address of principal executive offices) (zip code)

702-290-8649
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 194,528,352 common shares issued and outstanding as at November 18, 2014 (1)

(1)

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

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended September 30, 2014 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

Consolidated Financial Statements

September 30, 2014

(Expressed in US dollars)

(unaudited)

MARILYNJEAN INTERACTIVE INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	September 30,	December 31,
	2014	2013
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	10,362	56,715
Amounts receivable	2,520	2,650

Total Current Assets	12,882	59,365

Restricted cash	–	2,351
Oil and gas properties (Note 3)	50,000	50,000

Total Assets	62,882	111,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	55,191	46,897
Accrued liabilities	18,118	13,350
Loans payable (Note 4)	53,348	56,174
Due to related parties (Note 5)	65,016	65,016

Total Liabilities	191,673	181,437

Going Concern (Note 1)

Stockholders’ Deficit
Preferred stock
Authorized: 200,000,000 shares, par value $0.001
Issued and outstanding: nil	–	–
Common stock
Authorized: 500,000,000 shares, par value $0.001
Issued and outstanding: 194,528,352 shares	194,528	194,528
Additional paid-in capital	216,444	216,444
Share subscriptions receivable	(1,038)	(1,038)
Accumulated other comprehensive income	32,379	16,603
Deficit	(571,104)	(496,258)

Total Stockholders’ Deficit	(128,791)	(69,721)

Total Liabilities and Stockholders’ Deficit	62,882	111,716

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	$	$	$	$

Revenue	–	68	–	1,729
Cost of goods sold	–	(15)	–	1,966
Gross Margin	–	83	–	(237)

Operating Expenses
Advertising and promotion	–	12,027	986	51,674
Consulting fees	–	–	13,000	–
Foreign exchange loss (gain)	11,099	(3,576)	11,455	7,962
General and administrative	7,931	16,363	11,339	57,994
Management fees (Note 5)	–	17,318	2,462	53,741
Professional fees	6,024	7,441	31,083	78,033
Rent	–	2,022	–	6,156
Website costs	–	5,440	618	18,651

Total Operating Expenses	25,054	57,035	70,943	274,211

Loss Before Other Expense	(25,054)	(56,952)	(70,943)	(274,448)

Other Expense
Interest expense	(1,325)	(1,611)	(3,903)	(4,751)

Net Loss	(26,379)	(58,563)	(74,846)	(279,199)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	194,528,352	194,528,352	194,528,352	167,126,167

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	$	$

Operating Activities
Net loss for the period	(74,846)	(279,199)
Changes in operating assets and liabilities:
Amounts receivable	130	9,935
Accounts payable	8,294	34,779
Accrued liabilities	4,768	25,044

Net Cash Used in Operating Activities	(61,654)	(209,441)

Investing Activities
Restricted cash	2,351	–
Net cash acquired on recapitalization	–	267,058

Net Cash Provided by Investing Activities	2,351	267,058

Effect of Exchange Rate Changes on Cash	12,950	4,233

Increase (Decrease) in Cash	(46,353)	61,850

Cash, Beginning of Period	56,715	17,731

Cash, End of Period	10,362	79,581

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Notes to the consolidated financial statements

September 30, 2014

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

The preparation of consolidated interim financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at September 30, 2014, the Company has not generated significant revenues, has a working capital deficit of $178,791, and has an accumulated deficit of $571,104. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

4.

Loans Payable

(a)

As at September 30, 2014, the Company has a loan payable of $23,008 (Cdn$25,767) (December 31, 2013 - $24,226 (Cdn$25,767) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on April 17, 2014, and is secured by a general security agreement.

(b)

As at September 30, 2014, the Company has a loan payable of $21,412 (Cdn$23,980) (December 31, 2013 - $22,546 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on May 28, 2014.

(c)

As at September 30, 2014, the Company has a loan payable of $8,928 (Cdn$10,000) (December 31, 2013 - $9,402 (Cdn$10,000)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on December 7, 2014.

5.

Related Party Transactions

(a)

As at September 30, 2014, the Company was indebted to a former director of the Company in the amount of $65,016 (December 31, 2013 - $65,016), of which $64,500 bears interest at the Bank of Canada prime rate plus 2%, is unsecured, and due on demand, and the remaining $516 is non-interest bearing, unsecured, and due on demand.

(b)

During the nine months ended September 30, 2014, the Company incurred management fees of $2,462 (2013 - $26,870) to the former Chief Executive Officer of the Company.

(c)

During the nine months ended September 30, 2014, the Company incurred management fees of $nil (2013 - $26,871) to the former Chief Financial Officer of the Company.

6.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013	31,789,125	0.83
Expired	(31,789,125)	0.83
Balance, September 30, 2014	–	–

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

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2014, which are included herein.

	Three Months Ended September 30, 2014 $	Three Months Ended September 30, 2013 $	Nine Months Ended September 30, 2014 $	Nine Months Ended September 30, 2013 $
Revenue	–	68	–	1,729
Cost of goods sold	–	(15)	–	1,966
Gross margin	–	83	–	(237)
Total operating expenses	25,054	57,035	70,943	274,211
Interest expense	1,325	1,611	3,903	4,751
Net loss	(26,379)	(58,563)	(74,846)	(279,199)

We recorded a net loss of $26,379 for the quarter ended September 30, 2014 compared to $58,563 for the quarter ended September 30, 2013. We have an accumulated deficit of $571,104 since inception.

Revenues

We have had $nil in revenues for the three months ended September 30, 2014 compared to $68 for the three months ended September 30, 2013.

Expenses

Our operating expenses for the fiscal quarter ended September 30, 2014 and 2013 are outlined below:

	Three Months Ended September 30, 2014 $	Three Months Ended September 30, 2013 $	Nine Months Ended September 30, 2014 $	Nine Months Ended September 30, 2013 $
Advertising and promotion	–	12,027	986	51,674
Consulting fees	–	–	13,000	–
Foreign exchange loss (gain)	11,099	(3,576)	11,455	7,962
General and administrative	7,931	16,363	11,339	57,994
Management fees	–	17,318	2,462	53,741
Professional fees	6,024	7,441	31,083	78,033
Rent	–	2,022	–	6,156
Website costs	–	5,440	618	18,651
Total Operating Expenses	25,054	57,035	70,943	274,211

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Advertising and promotion costs decreased to nil for the three months ended September 30, 2014 from $12,027 for the three months ended September 30, 2013, due to decreased marketing and advertising expenditures.

Consulting fees were nil for both of the three months ended September 30, 2014 and 2013. Payments were made to consultants in connection with the operation of some aspects of our company’s business following the resignation of prior management. Accordingly, and following such resignations, management fees decreased to nil for the three months ended September 30, 2014 from $17,318 for the three months ended September 30, 2013.

The foreign exchange loss increased to $11,099 for the three months ended September 30, 2014 compared to a gain of $3,576 for the three months ended September 30, 2013.

General and administrative costs decreased to $7,931 for the three months ended September 30, 2014 from $16,363 for the three months ended September 30, 2013, due to decreased administrative and office costs.

Professional fees decreased to $6,024 for the three months ended September 30, 2014 from $7,441 for the three months ended September 30, 2013 to reflect decreased operations.

Rent decreased to $nil for the three months ended September 30, 2014 from $2,022 for the three months ended September 30, 2013 by our company terminating our prior rent agreement.

Website costs decreased to nil for the three months ended September 30, 2014 from $5,440 for the three months ended September 30, 2013, due to decreased website maintenance costs.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Advertising and promotion costs decreased to $986 for the nine months ended September 30, 2014 from $51,674 for the nine months ended September 30, 2013, due to decreased marketing and advertising expenditures.

Consulting fees increased to $13,000 for the nine months ended September 30, 2014 from nil for the nine months ended September 30, 2013. Payments were made to consultants in connection with the operation of some aspects of our company’s business following the resignation of prior management. Accordingly, and following such resignations, management fees decreased to $2,462 for the nine months ended September 30, 2014 from $53,741 for the nine months ended September 30, 2013.

Foreign exchange has increased to $11,455 for the nine months ended September 30, 2014 compared to $7,962 for the nine months ended September 30, 2013.

General and administrative costs decreased to $11,339 for the nine months ended September 30, 2014 from $57,994 for the nine months ended September 30, 2013, due to decreased administrative and office costs.

Professional fees decreased to $31,083 for the nine months ended September 30, 2014 from $78,033 for the nine months ended September 30, 2013 to reflect decreased operations.

Rent decreased to $nil for the nine months ended September 30, 2014 from $6,156 for the nine months ended September 30, 2013 due to our company terminating our prior rent agreement.

Website costs decreased to $618 for the nine months ended September 30, 2014 from $18,651 for the nine months ended September 30, 2013, due to decreased website maintenance costs incurred.

Liquidity and Capital Resources

We are in the early stages of our business and we are not self-sustainable from a cash perspective. We are required to fund our operating activities from the generation of financing activities, and we rely on a combination of equity and debt financings.

Our financial condition as at September 30, 2014 and December 31, 2013 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at June 30, 2014	As at December 31, 2013
Current Assets	12,882	59,365
Current Liabilities	191,673	181,437
Working Capital (Deficit)	(178,791)	(122,072)

Our current assets decreased by 78.3% primarily due to operating expenses incurred in the current fiscal quarter. The net working capital deficit position increased by 46.5% because of expenditures undertaken during the current fiscal quarter, and increases in accounts payable.

Cash Flows

	Nine Months Ended September 30, 2014 $	Nine Months Ended September 30, 2013 $
Net loss for the period	(74,846)	(279,199)
Net Cash Used in Operating Activities	(61,654)	(209,441)
Net Cash Provided by Investing Activities	2,351	267,058
Cash, End of Period	10,362	79,581

During the nine months ended September 30, 2014, we used net cash in operating activities in the amount of $61,654 compared to cash of $209,441 for the nine months ended September 30, 2013. Operating activities decreased during the nine months ended September 30, 2014 because of decreased expectations. The cash used in the current period by our operating activities was primarily represented by professional fees and our administrative costs.

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

Additional Disclosure for Venture Issuers Without Significant Revenue

	Three Months Ended September 30, 2014 $	Three Months Ended September 30, 2013 $
General and administrative	7,931	16,363

Going Concern

The accompanying unaudited consolidated financial statements for the fiscal quarter ended September 30, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2014, we had cash of $10,362 and a working capital deficit of $178,791. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

We recorded a net loss of $26,379 for the quarter ended September 30, 2014, and have an accumulated deficit of $571,104 since inception. As of September 30, 2014 we had cash of $10,362 (December 31, 2013 - $56,715). We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the warrants comprising a portion of the units we previously registered. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

Recently Issued Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the period ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

Changes in internal control over financial reporting

There were no changes in our internal control as of September 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not received substantial income from operations to date and future financial results are uncertain. We cannot assure you that we can operate in a profitable manner. The Company has an accumulated deficit of $571,104 from inception to September 30, 2014. Even if we obtain future revenues sufficient to expand operations, increased cost of goods sold and marketing expenses will impair or prevent us from generating profitable returns. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate significant revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history, working capital deficiency and the fact that we have generated only limited revenues to date. Potential investors should be aware that there are difficulties associated with operating a new business, and the high rate of failure associated with this fact. We have incurred a net loss of $26,379 for the quarter ended September 30, 2014. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 194,528,352 common shares are issued and outstanding as of September 30, 2014. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since the beginning of the fiscal interim period ended September 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Dated: November 19, 2014