Form 10-Q/A
period 2014-09-30
MARILYNJEAN INTERACTIVE INC.
filed 2014-11-21
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A constitutes an amendment to our quarterly report on Form 10-Q for the period ended September 30, 2014 that was originally filed with the Securities and Exchange Commission on November 19, 2014. This Amendment is being filed to include the XBRL portion of the filing which was not included in the original filing.

Except for the matters described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-Q, or reflect events occurring after the date of the original filing of the Form 10-Q.

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

Dated: November 21, 2014