Form 10-K
period 2014-12-31
MARILYNJEAN INTERACTIVE INC.
filed 2015-04-15
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from to

MARILYNJEAN INTERACTIVE INC.
(Exact name of registrant as specified in its charter)

Nevada	000-54870	41-2281199
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

2360 Corporate Circle, Suite 400, Henderson, NV 89074-7722
(Address of principal executive offices)

(702) 425-6951
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act: common stock with a par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes No X

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

Yes       No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2014 was $Nil based upon the price ($Nil) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

194,528,352 common shares issued and outstanding as at March 30, 2015.

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

Table of Contents

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

Use of Term

All amounts in this annual report are stated in United States dollars unless otherwise indicated. In this annual report, the terms “we”, “us”, “our”, “the Company” and “MarilynJean” mean MarilynJean Interactive Inc. and its subsidiary.

PART I

ITEM 1. BUSINESS

Description of our Business

Corporate Overview

We were incorporated in the State of Nevada on April 6, 2010. Following incorporation, we were engaged in the acquisition, exploration and development of prospective resource properties. However, we were not successful in developing our oil and gas interests and thus began to investigate other business opportunities in order to maximize shareholder value. As a result, on March 25, 2013, we entered into a share exchange agreement (the “Share Exchange Agreement”) with MarilynJean Media Inc. (“MJM”), a private company incorporated under the laws of British Columbia.  The Share Exchange Agreement closed on March 28, 2013.

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

During the first few months of 2015, management and the board has decided to pursue and identify other business opportunities to benefit our company and bring value to shareholders.  The business operated by MJM has not resulted in the sales or growth intended by management.  As a result, management and the board are looking weighing all options with respect to business opportunities.

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

Additional Opportunities

We have not been as successful as originally anticipated with respect to our current business of operating a members-only private sale ecommerce website that provides reduced retail prices on baby and children’s brands of apparel, toys and accessories.  We are currently seeking alternative and suitable business opportunities. As of the date hereof, management has not entered into any formal written agreements for a business combination or business opportunity.  If and when any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

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

We have not received substantial income from operations to date and future financial results are uncertain. We cannot assure you that we can operate in a profitable manner. The Company has an accumulated deficit of $634,259 from inception to December 31, 2014. Even if we obtain future revenues sufficient to expand operations, increased cost of goods sold and marketing expenses will impair or prevent us from generating profitable returns. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate significant revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern given our limited operating history, working capital deficiency and the fact that we have generated only limited revenues to date. Potential investors should be aware that there are difficulties associated with operating a new business, and the high rate of failure associated with this fact. We have incurred a net loss of $138,001 for the year ended December 31, 2014. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 194,528,352 common shares are issued and outstanding as of December 31, 2014. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTC QB Marketplace may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTC QB Marketplace quotation system. Trading in stock quoted on the OTC QB Marketplace is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC QB Marketplace is not a stock exchange, and trading of securities on the OTC QB Marketplace is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE. Accordingly, shareholders may have difficulty reselling any of their shares.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2. PROPERTIES

Principal Executive Offices

Our principal executive offices are administered out of 2360 Corporate Circle, Suite 400, Henderson, Nevada. Concurrent with our change in directors, we have closed our Surrey office and distribution location, and all of our company’s operations are now administered outside of Canada. We currently do not have an office location.  We pay approximately $240 per year for web hosting services.

Our registered agent for service is Incorp Services, Inc., 2360 Corporate Circle, Ste 400, Henderson, NV 89074-7739.

Intellectual Property

The description of our intellectual property rights is under the section entitled “Intellectual Property”.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is not traded on any exchange.  Our common stock is currently quoted on the OTC QB Marketplace under the trading symbol “MJMI”.  Trading in stocks quoted on the OTC QB Marketplace is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC QB Marketplace securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC QB Marketplace securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC QB Marketplace issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

During the year ended December 31, 2013, no shares of our common stock traded.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the Yahoo! Finance. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low	Volume
September 30, 2014	$0.26	$0.10	3,800
December 31, 2014	$0.40	$0.11	300

Transfer Agent

The shares of our common stock are issued in registered form. The transfer agent and registrar for our common stock is Action Stock Transfer located at 2469 E Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

Record Holders

As of March 30, 2015, there were 194,528,352 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 55 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Our company has sold the following securities within the last three fiscal years on an unregistered basis:

a)

Effective March 28, 2013, we issued 75,000,000 shares of our common stock to MJM shareholders pursuant to Regulation S of the 1933 Act, each of whom represented that they were not a “U.S. person” as such term is defined in Regulation S of the 1933 Act.

b)

Effective March 28, 2013, we issued 106,651,250 Special Voting Shares to the Trustee pursuant to Regulation S of the 1933 Act, and the Trustee represented he was not a “U.S. person” as such term is defined in Regulation S of the 1933 Act.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2014, we did not purchase any of our equity securities.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections.  We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted.  You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report.  We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 30, 2014, which are included herein.

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
	$	$
Revenue	–	1,704
Cost of Goods Sold	–	1,954
Gross Profit	–	(250)
Total Operating Expenses	132,821	283,977
Interest Expense	(5,180)	(5,814)
Net Loss	(138,001)	(290,041)

Revenues

We recorded a net loss of $138,001 for the fiscal year ended December 31, 2014 and have an accumulated deficit of $634,259 since inception. We have had $nil in operating revenues for the fiscal year ended December 31, 2014.

Expenses

Our operating expenses for the fiscal year ended December 31, 2014 and 2013 are outlined below:

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $
Operating Expenses
Advertising and promotion	979	53,018
Automotive	81	3,224
Consulting	13,000	–
Foreign exchange loss	20,533	16,483
General and administrative	14,395	55,819
Impairment of oil and gas properties	50,000	–
Management fees	2,445	54,376
Professional fees	30,774	67,322
Rent	–	7,035
Travel	–	6,778
Website costs	614	19,922
Total Operating Expenses	132,821	283,977

Fiscal year ended December 31, 2014 compared to Fiscal year ended December 31, 2013

Advertising and promotion costs decreased to $979 for the year ended December 31, 2014 from $53,018 for the year ended December 31, 2013, due to decreased marketing and advertising expenditures.

General and administrative costs decreased to $14,395 for the year ended December 31, 2014 from $55,819 for the year ended December 31, 2013, due to decreased administrative and office costs.

Professional fees decreased to $30,774 for the year ended December 31, 2014 from $67,322 for the year ended December 31, 2013, due to more legal expenses incurred in the prior fiscal year in connection with our acquisition of MJM.

Management fees decreased to $2,445 for the year ended December 31, 2014 from $54,376 for the year ended December 31, 2013, to reflect decreased operations.

Website costs decreased to $614 for the year ended December 31, 2014 from $19,922 for the year ended December 31, 2013, due to decreased website maintenance costs.

Liquidity and Capital Resources

We are in the early stages of our business and we are not self-sustainable from a cash perspective. We are required to fund our operating activities from the generation of financing activities, and we rely on a combination of equity and debt financings.

Our financial condition as at December 31, 2014 and 2013 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $
Total Current Assets	8,510	59,365
Total Liabilities	188,866	181,437
Working Capital (Deficit)	(180,356)	(122,072)

Our current assets decreased by 86% primarily due to operating expenses incurred in the current fiscal quarter. The net working capital deficit position increased by 48% because of expenditures undertaken during the current fiscal year, and increases in accounts payable and accrued liabilities.

Cash Flows

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $
Net Loss For the Year	(138,001)	(290,041)
Net Cash Used in Operating Activities	(75,682)	(242,243)
Net Cash Provided by Investing Activities	2,351	269,733
Effect of Exchange Rate Changes on Cash	22,694	11,494
Net Increase (Decrease) in Cash	(50,637)	38,984
Cash, End of Year	6,078	56,715

During the year ended December 31, 2014, we used net cash in operating activities in the amount of $75,682 compared to $242,243 used during the year ended December 31, 2013. The cash used in the current period by our operating activities decreased because of decreased operating expenditures .. The cash used in the current period by our operating activities was primarily represented by professional fees and our administrative costs.

During the year ended December 31, 2014, investing activities provided cash in the amount of $2,351 compared to $269,733 provided during the year ended December 31, 2013. The cash provided in the current period represent restricted cash. Cash flows provided by investing activities during the year ended December 31, 2013 represent restricted cash and net cash acquired on recapitalization, following the closing of the Share Exchange Agreement on March 28, 2013.

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

Additional Disclosure for Venture Issuers Without Significant Revenue

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
General and administrative	14,395	55,819

Going Concern

The accompanying audited consolidated financial statements for the fiscal year ended December 31, 2014 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of December 31, 2014, we had cash of $ 6,078, a working capital deficit of 180,356, and an accumulated deficit of $634,259. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We recorded a net loss of $138,001 for the fiscal year ended December 31, 2014, and have an accumulated deficit of $634,259 since inception. As of December 31, 2014, we had cash of $6,078 (December 31, 2013 - $56,715). We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the warrants comprising a portion of the units we previously registered. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  A complete summary of these policies is included in the notes to our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the year ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARILYNJEAN INTERACTIVE INC.

Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

       Index

Report of Independent Registered Public Accounting Firm

F–2

Consolidated Balance Sheets

F–3

Consolidated Statements of Operations

F–4

Consolidated Statements of Stockholders’ Equity (Deficit)

F–5

Consolidated Statements of Cash Flows

F–6

Notes to the Consolidated Financial Statements

F–7

To the Board of Directors and Stockholders of

MarilynJean Interactive Inc. (the “Company”)

We have audited the accompanying consolidated balance sheets of MarilynJean Interactive Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Saturna Group Chartered Accountants LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

March 30, 2014

MARILYNJEAN INTERACTIVE INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31, 2014 $	December 31, 2013 $

ASSETS

Current Assets

Cash	6,078	56,715
Amounts receivable	2,432	2,650

Total Current Assets	8,510	59,365

Restricted cash (Note 4)	–	2,351
Oil and gas properties (Note 5)	–	50,000

Total Assets	8,510	111,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	51,452	46,897
Accrued liabilities	20,896	13,350
Loans payable (Note 6)	51,502	56,174
Due to related parties (Note 7)	65,016	65,016

Total Liabilities	188,866	181,437

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil	–	–

Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 194,528,352 shares	194,528	194,528

Additional paid-in capital	216,444	216,444

Share subscriptions receivable (Note 8)	(1,038)	(1,038)

Accumulated other comprehensive income	43,969	16,603

Deficit	(634,259)	(496,258)

Total Stockholders’ Deficit	(180,356)	(69,721)

Total Liabilities and Stockholders’ Deficit	8,510	111,716

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Operations

(Expressed in US dollars)

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $

Revenue	–	1,704

Cost of goods sold	–	1,954

Gross Profit (Loss)	–	(250)

Operating Expenses

Advertising and promotion	979	53,018
Automotive	81	3,224
Consulting	13,000	–
Foreign exchange loss	20,533	16,483
General and administrative	14,395	55,819
Impairment of oil and gas properties (Note 5)	50,000	–
Management fees (Note 7)	2,445	54,376
Professional fees	30,774	67,322
Rent	–	7,035
Travel	–	6,778
Website costs	614	19,922

Total Operating Expenses	132,821	283,977

Loss Before Other Expense	(132,821)	(284,227)

Other Expense

Interest expense	(5,180)	(5,814)

Net Loss	(138,001)	(290,041)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	194,528,352	174,033,019

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Share Subscriptions Receivable	Accumulated Other Comprehensive Income	Deficit	Total
		Amount		Amount
	#	$	#	$	$	$	$	$	$

Balance, December 31, 2012	–	–	74,999,250	74,999	(954)	–	99	(206,217)	(132,073)

Shares issued for cash	-	-	106,652,000	106,652	(105,614)	(1,038)	–	–	–

March 25, 2013 – recapitalization transactions

Shares of Future Energy Corp.	–	–	119,528,352	119,528	(119,528)	–	–	–	–

Shares exchanged for exchangeable preferred shares in MarilynJean Holdings Inc. (Note 3)	–	–	(106,651,250)	(106,651)	106,651	–	–	–	–

Net assets acquired on reverse merger	–	–	–	–	335,889	–	–	–	335,889

Foreign exchange translation	–	–	–	–	–	–	16,504	–	16,504

Net loss for the year	–	–	–	–	–	–	–	(290,041)	(290,041)

Balance, December 31, 2013	–	–	194,528,352	194,528	216,444	(1,038)	16,603	(496,258)	(69,721)

Foreign exchange translation gain	–	–	–	–	–	–	27,366	–	27,366

Net loss for the year	–	–	–	–	–	–	–	(138,001)	(138,001)

Balance, December 31, 2014	–	–	194,528,352	194,528	216,444	(1,038)	43,969	(634,259)	(180,356)

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year Ended December 31, 2014 $	Year Ended December 31, 2013 $

Operating Activities

Net loss for the year	(138,001)	(290,041)

Items not involving cash:

Impairment of oil and gas properties	50,000	–

Changes in operating assets and liabilities:

Accounts receivable	218	10,996
Accounts payable	4,555	26,495
Accrued liabilities	7,546	10,307

Net Cash Used in Operating Activities	(75,682)	(242,243)

Investing Activities

Restricted cash	2,351	2,675
Net cash acquired on recapitalization	–	267,058

Net Cash Provided by Investing Activities	2,351	269,733

Effect of Exchange Rate Changes on Cash	22,694	11,494

Increase (Decrease) in Cash	(50,637)	38,984

Cash, Beginning of Year	56,715	17,731

Cash, End of Year	6,078	56,715

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

MARILYNJEAN INTERACTIVE INC.

Notes to the consolidated financial statements

December 31, 2014

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended December 31, 2014, the Company has not generated significant revenues, has a working capital deficit of $180,356, and has an accumulated deficit of $634,259. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

2.

Summary of Significant Accounting Principles (continued)

(d)

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

(e)

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

The Company’s financial instruments consist principally of cash, amounts receivable, accounts payable, accrued liabilities, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)

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

MARILYNJEAN INTERACTIVE INC.

Notes to the consolidated financial statements

December 31, 2014

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

(f)

Oil and Gas Properties (continued)

Depreciation, depletion and amortization of the cost of proved oil and gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account. Our current properties have minimal production and are considered unproved as of December 31, 2014 and as such are not subject to depletion until such time they are further developed and determined to be proved or impaired.

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

(g)

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

(h)

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

MARILYNJEAN INTERACTIVE INC.

Notes to the consolidated financial statements

December 31, 2014

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

(i)

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

As of December 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2014 and 2013, there were no charges for interest or penalties.

(j)

Revenue Recognition

The Company earns revenue from the sale of children’s products. The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the goods have been shipped, and collectability is reasonably assured.

(k)

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

MARILYNJEAN INTERACTIVE INC.

Notes to the consolidated financial statements

December 31, 2014

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

(l)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2014, the Company had 106,651,250 (2013 – 138,440,375) potential dilutive shares outstanding.

(m)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company’s only component of comprehensive loss is unrealized gains and losses on foreign exchange translation.

(n)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. In the year ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

MARILYNJEAN INTERACTIVE INC.

Notes to the consolidated financial statements

December 31, 2014

(Expressed in US dollars)

3.

Acquisition of MarilynJean Media Inc. and Recapitalization (continued)

The assets acquired and liabilities assumed are as follows:

$

Cash	267,058
Amounts receivable	1,979
Loan receivable	100,000
Oil and gas properties	50,000
Accounts payable and accrued liabilities	(18,132)
Due to related parties	(65,016)

Net assets acquired	335,889

4.

Restricted Cash

Restricted cash represented cash pledged as security for the Company’s credit cards.

5.

Oil and Gas Properties

(a)

On July 25, 2010, the Company purchased a 1.57% working interest in an unproved property located in Franklin County, Illinois for $25,000. During the year ended December 31, 2014, the Company recorded an impairment of $25,000 due to the uncertainty of recovery of its cost.

(b)

On December 17, 2010, the Company purchased a 3% working interest in an unproved property located in Franklin County, Illinois for $25,000. During the year ended December 31, 2014, the Company recorded an impairment of $25,000 due to the uncertainty of recovery of its cost.

6.

Loans Payable

(a)

As at December 31, 2014, the Company has a loan payable of $22,211 (Cdn$25,767) (2013 - $24,226 (Cdn$25,767)) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on April 17, 2014, and is secured by a general security agreement.

(b)

As at December 31, 2014, the Company has a loan payable of $20,671 (Cdn$23,980) (2013 - $22,546 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on May 28, 2014.

(c)

As at December 31, 2014, the Company has a loan payable of $8,620 (Cdn$10,000) (2013 - $9,402 (Cdn$10,000)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on December 7, 2014.

7.

Related Party Transactions

(a)

As at December 31, 2014, the Company was indebted to a significant shareholder of the Company in the amount of $65,016 (2013 - $65,016), which is non-interest bearing, unsecured, and due on demand.

(b)

During the year ended December 31, 2014, the Company incurred management fees of $2,445 (2013 - $27,674) to the former Chief Executive Officer of the Company.

(c)

During the year ended December 31, 2014, the Company incurred management fees of $nil (2013 - $26,702) to the former Chief Financial Officer of the Company.

MARILYNJEAN INTERACTIVE INC.

Notes to the consolidated financial statements

December 31, 2014

(Expressed in US dollars)

8.

Common Stock

(a)

On March 1, 2013, the MJM issued 106,652,000 shares of common stock at $0.00001 per share for proceeds of $1,038 which had not yet been received as at December 31, 2014.

(b)

On March 22, 2013, the MJM effected a stock split for its issued and outstanding common shares, on the following basis:

•

6,750 Class A common shares for 1 Class A common share

•

100,000 Class B common shares for 1 Class B common share

•

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

9.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2012	–	–

Outstanding warrants of the Company prior to reverse merger	31,789,125	0.83

Balance, December 31, 2013	31,789,125	0.83

Expired	(31,789,125)	0.83

Balance, December 31, 2014	–	–

MARILYNJEAN INTERACTIVE INC.

Notes to the consolidated financial statements

December 31, 2014

(Expressed in US dollars)

10.

Income Taxes

The Company has $765,497 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031. The income tax benefit differs from the amount computed by applying the statutory tax rate to net loss before income taxes for the years ended December 31, 2014 and 2013 as a result of the following:

	2014 $	2013 $

Net loss before taxes	(138,001)	(290,041)
Statutory rate	34%	34%

Expected tax recovery	(46,921)	(98,614)

Permanent differences and other	77	(7,624)
Change in tax rates	–	(2,062)
Tax rate difference for foreign jurisdiction	2,738	18,559
Losses of legal parent upon merger	–	(39,126)
Change in valuation allowance	44,106	128,867

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2014 and 2013 after applying enacted corporate income tax rates are as follows:

	2014 $	2013 $

Net operating losses carried forward	224,527	180,421
Valuation allowance	(224,527)	(180,421)

Net deferred income tax asset	–	–

As at December 31, 2014, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

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

Under the supervision of our principal executive officer and principal financial officer, our Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

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

4.

We did not implement appropriate information technology controls – As at December 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

5.

Lack of a functioning audit committee and outside directors – We only have one person acting as the sole officer and director of the Company.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that our company did not maintain effective internal control over financial reporting as at December 31, 2014 based on criteria in Internal Control – Integrated Framework issued by COSO.

Saturna Group Chartered Accountants LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014.

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

Changes in internal control over financial reporting

Except as disclosed above, there were no changes in our internal control as of December 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the name and age of our sole director and executive officer:

Name	Age	Position with the Company	Date of Appointment
Peter Janosi	33	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	April 11, 2014

Peter Janosi is the sole member of the Company’s audit committee.

Term of Office

Our officers are appointed by the Company’s Board of Directors and their terms of office are at the discretion of the Board.  Our officers serve until the earlier occurrence of the appointment of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified.

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

We believe Mr. Janosi is qualified to serve on our board of directors because of his education and business experiences described above.

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

Involvement in Certain Legal Proceedings

During the past 10 years no director, executive officer, promoter or control person of the Company has been involved in the following:

1.

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

2.

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

3.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (2)(i) of this section, or to be associated with persons engaged in any such activity;

4.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

6.

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

7.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee Charter

Our audit committee charter was filed as Exhibit 99.1 to our December 31, 2013 annual report on Form 10-K, filed with the SEC on April 15, 2014 and incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the years ended December 31, 2014 and 2013:

Summary Compensation Table

Name And Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Peter Janosi President, CEO, CFO, Treasurer, Secretary & Director [1]	2014 2013	- N/A	- N/A	- N/A	- N/A	- N/A	- N/A	- N/A	- N/A

Jason Carvalho [2]	2014 2013	2,445 27,674	- -	- -	- -	- -	- -	- -	2,445 27,674

Filip Stoj [3]	2014 2013	N/A 26,702	N/A -	N/A -	N/A -	N/A -	N/A -	N/A -	N/A 26,702

Georges Paquet [4]	2014 2013	N/A -	N/A -	N/A -	N/A -	N/A -	N/A -	N/A -	N/A -

1

Mr. Janosi was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and director on April 11, 2014.

2

Jason Carvalho resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and director on April 11, 2014.

3

Filip Stoj resigned as Chief Financial Officer, Treasurer, Secretary and a director effective November 13, 2013.

4

Georges Paquet resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and one of our directors on March 28, 2013.

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

Outstanding Equity Awards at Fiscal Year-End

No named executive officer or director received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2014 and 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2015 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Peter Janosi Director and Officer 1170 Budapest, Bihari út3/a VIII/26	Common Stock	Nil		Nil
Directors and Executive Officers (1–as a group)	Common Stock	Nil		Nil
Jason Carvalho 5% Stockholder 104-12877 - 76th Avenue Surrey, BC V3W 1E6	Common Stock	22,950,000	Direct (2)	11.8%
George Paquet 840–23rd Street St. Georges de Beauce, QC G5Y 4N6	Common Stock	60,000,000	Direct	30.8%
Melany Paquet 1784–87th Street St. Georges de Beauce, QC G6A 1L8	Common Stock	17,142,852	Direct	8.8%
5% Stockholder (1–as a group)	Common Stock

1

Based on 194,528,352 shares of our common stock outstanding as of March 30, 2015.

2

These shares represent Exchangeable Preferred Shares and are redeemable by the holders into common stock of our company on a one-for-one basis at any time by the holder in accordance with the terms of the Share Exchange Agreement, Trust Agreement and Support Agreement.  The percentage total is on an undiluted basis.

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

i.

Any director or executive officer of our company;

ii.

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

iii.

Any of our promoters and control persons; and

iv.

Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

The following constituted related transactions with our company since inception:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$9,500	Cdn $13,600
Audit-related fees	Nil	Cdn $1,200
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	$9,500	Cdn$14,800

Audit Fees

During the fiscal year ended December 31, 2014, we incurred $9,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for the fiscal year ended December 31, 2014.

During the fiscal year ended December 31, 2013, we incurred Cdn$13,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for the fiscal year ended December 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for audit-related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and Cdn$1,200, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $nil, respectively.

PART IV

ITEM 15. EXHIBITS.

Exhibit No.	Description	Filing
(3)	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01b	Certificate of Change	Filed with the SEC on June 4, 2012 as part of our Current Report on Form 8-K.
3.01c	Certificate of Designation dated March 26, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.03	Articles of Merger dated April 4, 2013	Filed with the SEC on April 8, 2013 as part of our Current Report on Form 8-K
(10)	Material Contracts
10.01	Share Exchange Agreement with Marilyn Jean Media, Inc. dated March 25, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
10.02	Voting and Exchange Trust Agreement dated March 28, 2013 among our company, MarilynJean Holdings Inc. and Chester Ku	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.03	Exchangeable Share Support Agreement dated March 28, 2013 between our company and MarilynJean Holdings Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
(21)	Subsidiaries
21.1	MarilynJean Holdings Inc. (British Columbia)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Peter Janosi
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter	Filed with the SEC on April 15, 2014 as part of our Annual Report on Form 10-K
(101)	XBRL
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*

Filed herewith

**

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARILYNJEAN INTERACTIVE INC.

By: /s/Peter Janosi
Its: President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer and Director
Dated April 15, 2015

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

MARILYNJEAN INTERACTIVE INC.

By: /s/Peter Janosi
Its: President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer and Director
Dated April 15, 2015