Form 10-Q
period 2015-03-31
MARILYNJEAN INTERACTIVE INC.
filed 2015-05-20
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  194,528,352 common shares issued and outstanding as at May 19, 2015 (1)

Does not include the 106,651,250 common shares of the Company that are reserved for issuance and issuable upon the redemption at any time by the holders of 106,651,250 Class B Exchangeable Preferred shares (the “Exchangeable Preferred Shares”) in the capital of MarilynJean Holdings Inc., a wholly-owned subsidiary of the Company.  Each Exchangeable Preferred Share is convertible into one common share in the capital of the Company on a one-for-one basis.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

5

Item 1. Financial Statements.

5

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

15

Item 4. Controls and Procedures.

16

PART II - OTHER INFORMATION

16

Item 1. Legal Proceedings

16

Item 1A. Risk Factors

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3. Defaults Upon Senior Securities

20

Item 4. Mine Safety Disclosures.

20

Item 5. Other Information.

20

Item 6. Exhibits.

21

SIGNATURES

22

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the three months ended March 31, 2015 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

Consolidated Financial Statements

March 31, 2015

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets	6

Consolidated Statements of Operations	7

Consolidated Statements of Cash Flows	8

Notes to the Consolidated Financial Statements	9

MARILYNJEAN INTERACTIVE INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2015 $	December 31, 2014 $
	(unaudited)

ASSETS

Current Assets

Cash	10,621	6,078
Amounts receivable	2,228	2,432

Total Current Assets	12,849	8,510

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	47,686	51,452
Accrued liabilities	21,580	20,896
Loans payable (Note 3)	47,171	51,502
Due to related party (Note 4)	85,016	65,016

Total Liabilities	201,453	188,866

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil	–	–

Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 194,528,352 shares	194,528	194,528

Additional paid-in capital	216,444	216,444

Share subscriptions receivable	(1,038)	(1,038)

Accumulated other comprehensive income	73,079	43,969

Deficit	(671,617)	(634,259)

Total Stockholders’ Deficit	(188,604)	(180,356)

Total Liabilities and Stockholders’ Deficit	12,849	8,510

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended March 31, 2015 $	Three Months Ended March 31, 2014 $

Operating Expenses

Advertising and promotion	–	980
Consulting	3,000	5,000
Foreign exchange loss (gain)	21,518	(2,196)
General and administrative	6,436	3,210
Management fees (Note 4)	–	2,447
Professional fees	4,909	13,379
Website costs	–	615

Total Operating Expenses	35,863	23,435

Loss Before Other Expense	(35,863)	(23,435)

Other Expense

Interest expense	(1,495)	(1,278)

Net Loss	(37,358)	(24,713)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	194,528,352	194,528,352

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three Months Ended March 31, 2015 $	Three Months Ended March 31, 2014 $

Operating Activities

Net loss for the period	(37,358)	(24,713)

Changes in operating assets and liabilities:

Accounts receivable	204	215
Accounts payable	(3,766)	(2,313)
Accrued liabilities	684	3,925

Net Cash Used in Operating Activities	(40,236)	(22,886)

Investing Activities

Restricted cash	–	2,351

Net Cash Provided by Investing Activities	–	2,351

Financing Activities

Proceeds from related party	20,000	–

Net Cash Provided by Financing Activities	20,000	–

Effect of Exchange Rate Changes on Cash	24,779	(765)

Increase (Decrease) in Cash	4,543	(21,300)

Cash, Beginning of Period	6,078	56,715

Cash, End of Period	10,621	35,415

(The accompanying notes are an integral part of these consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Notes to the consolidated financial statements

December 31, 2014

(Expressed in US dollars)

(unaudited)

1.

Basis of Presentation

The accompanying consolidated interim financial statements of MarilynJean Interactive Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at March 31, 2015, the Company has not generated significant revenues, has a working capital deficit of $188,604, and has an accumulated deficit of $671,617. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.

Loans Payable

(a)

As at March 31, 2015, the Company has a loan payable of $20,343 (Cdn$25,767) (December 31, 2014 - $22,211 (Cdn$25,767)) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on demand, and is secured by a general security agreement.

(b)

As at March 31, 2015, the Company has a loan payable of $18,932 (Cdn$23,980) (December 31, 2014 - $20,671 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on demand.

(c)

As at March 31, 2015, the Company has a loan payable of $7,895 (Cdn$10,000) (December 31, 2014 - $8,620 (Cdn$10,000) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on demand.

4.

Related Party Transactions

(a)

As at March 31, 2015, the Company was indebted to a significant shareholder of the Company in the amount of $85,016 (2014 - $65,016), of which $20,000 bears interest at 12% per annum, is unsecured, and due on demand. The remaining balance is non-interest bearing, unsecured, and due on demand.

(b)

During the three months ended March 31, 2015, the Company incurred management fees of $nil (2014 - $2,447) to the former Chief Executive Officer of the Company.

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

With the commencement of the new business operated through MJM, our board of directors decided to seek out opportunities to divest our company of all assets related to our oil and gas business.  Although our company has not entered into any negotiations or agreements related to such divestiture, our board of directors has instructed management to seek out viable options related to the sale and disposition of such assets. Management is still evaluating opportunities with respect to the MJM’s business including a possible sale or transfer.

While we maintain the MJM business, we are also exploring a transition to the Bitcoin and crypto-currency business. We are looking to partner with an established Bitcoin exchange in order to offer integrated currency exchange services both online and through our ATMs.

Bitcoin is a digital currency that uses cryptography combined with a public ownership and transaction ledger to provide the first truly safe means of transferring property over the internet.  Bitcoin may be used to buy things electronically, like any other currency, which are also traded digitally.  What makes Bitcoin different from conventional money is that it is decentralized. No single institution or country controls the Bitcoin network.

Bitcoin automatic teller machines (“ATMs”) are appearing in Seattle (WA), Austin (TX) and Vancouver (BC).  We are also looking at partnering with manufacturers that use open source software with the objective of expanding beyond traditional ATM offerings of simply purchasing or selling Bitcoins.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2015, which are included herein.

We recorded a net loss of $37,358 for the three months ended March 31, 2015 compared to $24,713 for the three months ended March 31, 2014. We have an accumulated deficit of $671,617 since inception.

Revenues

We have had $nil in revenues for the three months ended March 31, 2015 and 2014.

Expenses

Our operating expenses for the fiscal quarter ended March 31, 2015 and 2014 are outlined below:

	Three Months Ended March 31, 2015 $	Three Months Ended March 31,2014 $
Operating Expenses
Advertising and promotion	–	980
Consulting	3,000	5,000
Foreign exchange loss (gain)	21,518	(2,196)
General and administrative	6,436	3,210
Management fees	–	2,447
Professional fees	4,909	13,379
Website costs	–	615
Total Operating Expenses	35,863	23,435

Advertising and promotion costs decreased by 100% for the three months ended March 31, 2015 compared to the same period ended March 31, 2014, due to decreased marketing and advertising expenditures.

Consulting fees decreased by 40% for the three months ended March 31, 2015 compared to the same period ended March 31, 2014. Payments were made to consultants in connection with the operation of some aspects of our company’s business following the resignation of prior management.  Accordingly, and following such resignations, management fees decreased to $nil for the three months ended March 31, 2015 compared to the same period ended March 31, 2014.

The foreign exchange loss increased to $21,518 for the three months ended March 31, 2015 compared to a foreign exchange gain of $2,196 during the same period ended March 31, 2014. The increase was mainly attributable to the translation of Canadian dollar denominated loan balances due to the strength of the U.S. dollar.

Professional fees decreased by approximately 63% for the three months ended March 31, 2015 compared to the same period ended March 31, 2014 to reflect decreased operations.

General and administrative costs increased approximately 100% for the three months ended March 31, 2015 compared to the same period ended March 31, 2014 due to increased filing fees.

Website costs decreased to $nil for the three months ended March 31, 2015 compared to the same period ended March 31, 2014 due to decreased website maintenance costs.

Liquidity and Capital Resources

We are in the early stages of our business and we are not self-sustainable from a cash perspective. We are required to fund our operating activities from the generation of financing activities, and we rely on a combination of equity and debt financings.

Our financial condition as at March 31, 2015 and December 31, 2014 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at March 31, 2015	As at December 31, 2014
Current Assets	12,849	8,510
Current Liabilities	201,453	188,866
Working Capital (Deficit)	(188,604)	(180,356)

The net working capital deficit position increased by approximately 5% due to payment of expenditures offset by proceeds from a shareholder loan.

Cash Flows

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	$	$
Net loss for the period	(37,358)	(24,713)
Net Cash Used in Operating Activities	(40,236)	(22,886)
Net Cash Provided by Investing Activities	–	2,351
Net Cash Provided by Financing Activities	20,000	–
Effect of Exchange Rate Changes on Cash	24,779	(765)
Cash, End of Period	10,621	35,415

During the three months ended March 31, 2015, our net cash used in operating activities increased compared to the same period in 2014. The increase is mainly due to foreign exchange which resulted in larger net loss for the three months ended March 31, 2015.

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

Going Concern

The accompanying unaudited consolidated financial statements for the fiscal quarter ended March 31, 2015 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2015, we had cash of $10,621 and a working capital deficit of $188,604. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

We recorded a net loss of $37,358 for the quarter ended March 31, 2015, and have an accumulated deficit of $671,617 since inception. As of March 31, 2015 we had cash of $10,621 (December 31, 2014 - $6,078). We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations and/or exercises of the warrants comprising a portion of the units we previously registered. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended and are not required to provide the information under this item.

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

Changes in internal control over financial reporting

There were no changes in our internal control as of March 31, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not received substantial income from operations to date and future financial results are uncertain.  We cannot assure you that we can operate in a profitable manner.  The Company has an accumulated deficit of $671,617 from inception to March 31, 2015. Even if we obtain future revenues sufficient to expand operations, increased cost of goods sold and marketing expenses will impair or prevent us from generating profitable returns.  We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate significant revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditor has indicated that there is substantial doubt about our ability to continue as a going concern, if true, you could lose your investment.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history, working capital deficiency and the fact that we have generated only limited revenues to date. Potential investors should be aware that there are difficulties associated with operating a new business, and the high rate of failure associated with this fact.  We have incurred a net loss of $37,358 for the quarter ended March 31, 2015. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our website. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We do not manufacture our products or the raw materials for them or develop our own technology and rely instead on third-party suppliers. Many of the specialty products we distribute are technically advanced products developed and manufactured by third parties and may be available, in the short-term, from only one or a very limited number of sources. We may experience a significant disruption in the supply of such products from current sources or, in the event of a disruption, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier, we may be unable to locate additional suppliers of products or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from other participants in our supply chain. Any delays, interruption or increased costs in the supply of our products could have an adverse effect on our ability to meet customer demand for such products and result in lower net revenue and income from operations both in the short and long term.

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

Risks Related to Our intention to partner with a Crypto-Currency Business

We may not be able to find a partner.

There are a number of risks and uncertainties associated with our intention to partner with a bitcoin or crypto-currency business. For example, we may not find a suitable partner or we may be unable to finalize terms with potential partners. If we are unable to negotiate a partnership, we will not be able to enter the crypto-currency industry.

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may go out of business. If we go out of business, investors will lose their entire investment in our company.

We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination in the crypto-currency industry. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations in the crypto-currency industry. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may not be able to enter the bitcoin industry.

If we are successful at partnering with a bitcoin or other crypto-currency business, our business will be subject to the risks and uncertainties with the industry. The development and acceptance of Bitcoin and other crypto-currencies is subject to a variety of factors that are difficult to evaluate.  The slowing or stopping of the development or acceptance of crypto-currencies may adversely affect our ability to partner with a company.

Using Bitcoins and other crypto-currencies to buy and sell goods and services is a new and rapidly evolving industry of which the Bitcoin Network is a prominent, but not unique, part.  The growth of the Bitcoin Network in particular, is subject to a high degree of uncertainty.  Factors affecting the further development of the Bitcoin Network, include:

•

continued worldwide growth in the adoption and use of Bitcoins;

•

government or quasi-government regulation of Bitcoins and their use, or restrictions on or regulation of access to and operation of the Bitcoin Network;

•

the maintenance and development of the open-source software protocol of the Bitcoin Network;

•

changes in consumer demographics and public tastes and preferences;

•

the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using currencies; and

•

general economic conditions and the regulatory environment relating to digital currency.

A decline in the popularity or acceptance of the Bitcoin Network could adversely affect an investment in the Company in the event we partner with a bitcoin business. .

Risks Related to our Common Stock

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 500,000,000 shares of common stock, of which 194,528,352 common shares are issued and outstanding as of March 31, 2015. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal interim period ended March 31, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Filing
(3)	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01a	Certificate of Amendment dated October 5, 2010	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.01b	Certificate of Change	Filed with the SEC on June 4, 2012 as part of our Current Report on Form 8-K.
3.01c	Certificate of Designation dated March 26, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on October 28, 2010 as part of our Registration Statement on Form S-1.
3.03	Articles of Merger dated April 4, 2013	Filed with the SEC on April 8, 2013 as part of our Current Report on Form 8-K
(10)	Material Contracts
10.01	Share Exchange Agreement with Marilyn Jean Media, Inc. dated March 25, 2013	Filed with the SEC on March 26, 2013 as part of our Current Report on Form 8-K
10.02	Voting and Exchange Trust Agreement dated March 28, 2013 among our company, MarilynJean Holdings Inc. and Chester Ku	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.03	Exchangeable Share Support Agreement dated March 28, 2013 between our company and MarilynJean Holdings Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
10.04	Consulting and Professional Services Agreement dated October 1, 2012 between Jason Carvalho and MarilynJean Media Inc.	Filed with the SEC on April 3, 2013 as part of our Current Report on Form 8-K
(21)	Subsidiaries
21.1	Marilyn Jean Media Inc. (British Columbia)	Dissolved
21.2	MarilynJean Holdings Inc. (British Columbia)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Peter Janosi
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter	Filed with the SEC on April 15, 2014 as part of our Annual Report on Form 10-K
(101)	XBRL
101.INS**	XBRL INSTANCE DOCUMENT
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Dated:  May 20, 2015

22