Form 10-Q
period 2015-06-30
MARILYNJEAN INTERACTIVE INC.
filed 2015-08-19
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				June 30, 2015
or
.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				000-54870
MARILYNJEAN INTERACTIVE INC.
(Exact name of registrant as specified in its charter)
Nevada					41-2281199
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
2360 Corporate Circle, Suite 400, Henderson NV					89074-7722
(Address of principal executive offices)					(Zip Code)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer			.		Accelerated filer .
Non-accelerated filer			.	(Do not check if a smaller reporting company)	Smaller reporting company X .
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
					.	YES	X .	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

					.	YES	.	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
194,528,352 common shares issued and outstanding as of August 17, 2015.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.

Controls and Procedures

14

PART II – OTHER INFORMATION

14

Item 1.

Legal Proceedings

14

Item 1A.

Risk Factors

14

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibits

15

SIGNATURES

17

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended June 30, 2015 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets

5

Condensed Consolidated Statements of Operations

6

Condensed Consolidated Statements of Cash Flows

7

Notes to the Condensed Consolidated Financial Statements

8

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2015 $	December 31, 2014 $
	(unaudited)

ASSETS

Current Assets

Cash	5,571	6,078
Amounts receivable	2,262	2,432

Total Current Assets	7,833	8,510

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	32,158	51,452
Accrued liabilities	22,912	20,896
Loans payable (Note 3)	57,900	51,502
Due to related parties (Note 4)	85,016	65,016

Total Liabilities	197,986	188,866

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil	–	–

Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 194,528,352 shares	194,528	194,528

Additional paid-in capital	216,444	216,444

Share subscriptions receivable	(1,038)	(1,038)

Accumulated other comprehensive income	69,854	43,969

Deficit	(669,941)	(634,259)

Total Stockholders’ Deficit	(190,153)	(180,356)

Total Liabilities and Stockholders’ Deficit	7,833	8,510

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended June 30, 2015 $	Three Months Ended June 30, 2014 $	Six Months Ended June 30, 2015 $	Six Months Ended June 30, 2014 $

Operating Expenses

Advertising and promotion	–	–	–	986
Consulting	–	8,000	3,000	13,000
Foreign exchange loss (gain)	(1,893)	2,567	19,625	356
General and administrative	1,299	207	7,735	3,408
Management fees (Note 4)	–	–	–	2,462
Professional fees	(2,903)	11,680	2,006	25,059
Website costs	–	–	–	618

Total Operating Expenses	(3,497)	22,454	32,366	45,889

Income (Loss) Before Other Expense	3,497	(22,454)	(32,366)	(45,889)

Other Expense

Interest expense	(1,821)	(1,300)	(3,316)	(2,578)

Net Income (Loss)	1,676	(23,754)	(35,682)	(48,467)

Net Earnings (Loss) Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	194,528,352	194,528,352	194,528,352	194,528,352

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six Months Ended June 30, 2015 $	Six Months Ended June 30, 2014 $

Operating Activities

Net loss for the period	(35,682)	(48,467)

Changes in operating assets and liabilities:

Amounts receivable	170	194
Accounts payable	(19,294)	9,060
Accrued liabilities	2,016	1,876

Net Cash Used in Operating Activities	(52,790)	(37,337)

Investing Activities

Restricted cash	–	2,351

Net Cash Provided by Investing Activities	–	2,351

Financing Activities

Proceeds from loans payable	30,000	–

Net Cash Provided by Financing Activities	30,000	–

Effect of Exchange Rate Changes on Cash	22,283	1,039

Decrease in Cash	(507)	(33,947)

Cash, Beginning of Period	6,078	56,715

Cash, End of Period	5,571	22,768

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

The accompanying consolidated interim financial statements of MarilynJean Interactive Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at June 30, 2015, the Company has not generated significant revenues, has a working capital deficit of $190,153, and has an accumulated deficit of $669,941. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.

Loans Payable

(a)

As at June 30, 2015, the Company has a loan payable of $20,658 (Cdn$25,767) (December 31, 2014 - $22,211 (Cdn$25,767)) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on April 17, 2014, and is secured by a general security agreement.

(b)

As at June 30, 2015, the Company has a loan payable of $19,225 (Cdn$23,980) (December 31, 2014 - $20,671 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on May 28, 2014.

MARILYNJEAN INTERACTIVE INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Expressed in US dollars)

(unaudited)

3.

Loans Payable (continued)

(c)

As at June 30, 2015, the Company has a loan payable of $8,017 (Cdn$10,000) (December 31, 2014 - $8,620 (Cdn$10,000)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on December 7, 2014.

(d)

As at June 30, 2015, the Company has a loan payable of $10,000 (December 31, 2014 - $NIL) which is non-interest bearing, unsecured, and due on demand.

4.

Related Party Transactions

(a)

As at June 30, 2015, the Company was indebted to a significant shareholder of the Company in the amount of $85,016 (2014 - $65,016), of which $25,000 bears interest at 2% per annum, $39,500 bears interest at 5% per annum, $20,000 bears interest at 12% per annum, and $516 is non-interest bearing. All amounts owing are unsecured and due on demand.

(b)

During the six months ended June 30, 2015, the Company incurred management fees of $nil (2014 - $2,447) to the former Chief Executive Officer of the Company.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean MarilynJean Interactive Inc., and our subsidiary, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on April 6, 2010. Following incorporation, we were engaged in the acquisition, exploration and development of prospective resource properties. However, we were not successful in developing our oil and gas interests and thus began to investigate other business opportunities in order to maximize shareholder value.  As a result, on March 25, 2013, we entered into a share exchange agreement with MarilynJean Media Inc. (“MJM”), a private company incorporated under the laws of British Columbia, which closed on March 28, 2013.

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

Bitcoin is a digital currency that uses cryptography combined with a public ownership and transaction ledger to provide the first truly safe means of transferring property over the internet.  Bitcoin may be used to buy things electronically, like any other currency that is also traded digitally.  What makes Bitcoin different from conventional money is that it is decentralized. No single institution or country controls the Bitcoin network.

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

Our Current Business

We are in the business of operating a members-only private sale ecommerce website providing reduced retail prices on baby and children’s brands of apparel, toys and accessories.   With the commencement of this business operated through MJM, our board of directors has decided to seek out opportunities to divest our company of all assets related to our oil and gas business.  Although our company has not entered into any negotiations or agreements related to such divestiture, our board of directors has instructed management to seek out viable options related to the sale and disposition of such assets. Management is still evaluating opportunities with respect to the MJM’s business including a possible sale or transfer.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the periods ended June 30, 2015 and 2014 which are included herein.

Our operating results for the periods ended June 30, 2015 and 2014 are summarized as follows:

		Three Months Ended June 30,			Six Months Ended June 30,
		2015		2014		2015		2014
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Total Operating Expenses		$(3,497)		$22,454		$32,366		$45,889
Interest Expense		$1,821		$1,300		$3,316		$2,578

We recorded a net loss of $35,682 for the quarter ended June 30, 2015 compared to $48,467 for the quarter ended June 30, 2014.

Revenues

We have had no revenues for the quarter ended June 30, 2015 and June 30, 2014.

Expenses

Our operating expenses for the quarter ended June 30, 2015 and June 30, 2014 are outlined below:

		Three Months Ended June 30,			Six Months Ended June 30,
		2015		2014		2015	2014
Operating Expenses
Advertising and promotion	$	Nil	$	Nil	$	Nil	$986
Consulting fees	$	Nil		$8,000		$3,000	$13,000
Foreign exchange loss (gain)		$(1,893)		$2,567		$19,625	$356
General and administrative		$1,299		$207		$7,735	$3,408
Management fees	$	Nil	$	Nil	$	Nil	$2,462
Professional fees		$(2,903)		$11,680		$2,006	$25,059
Website costs	$	Nil	$	Nil	$	Nil	$618
		$(3,497)		$22,454		$32,366	$45,889

For the three months ended June 30, 2015 we had total operating expenses of ($3,497) compared to $45,889 for the three month period ended June 30, 2014. The decrease in operating expenses was primarily due to decreased consulting and a recovery of professional fee expenditures.

For the six months ended June 30, 2015 we had total operating expenses of $32,366 compared to $45,889 for the six month period ended June 30, 2014. The decrease of $13,523 in operating expenses was primarily due to a reduction of professional and consulting fees.

Liquidity and Capital Resources

Working Capital

	At June 30, 2015	At December 31, 2014
Current Assets	$7,833	$8,510
Current Liabilities	$197,986	$188,866
Working Capital (Deficit)	$(190,153)	$(180,356)

Cash Flows

		Six Months Ended June 30,
		2015		2014
Net cash used in operating activities		$52,790		$37,337
Net cash provided by (used in) investing activities	$	Nil		$2,351
Net cash provided by financing activities		$30,000	$	Nil
Effect of exchange rate changes on cash		$22,283		$1,039
Increase (decrease) in cash		$(507)		$(33,947)

Net cash used in our operating activities during the six months ended June 30, 2015 was $52,790, as compared to $37,337 for the six months ended June 30, 2014.

Net cash in investing activities in the six months ended June 30, 2014 was $Nil, compared to $2,351 provided by investing activities, for restricted cash, during the six months ended June 30, 2014.

Net cash provided by financing activities in the six months ended June 30, 2015 was $30,000 for proceeds from loas payable, compared to $Nil in financing activities in the six months ended June 30, 2014.

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

Going Concern

The accompanying unaudited consolidated financial statements for the fiscal quarter ended June 30, 2015 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2015, we had cash of $5,571 and a working capital deficit of $190,153. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Future Financings

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

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

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.

Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.

Risk Factors

As a “smaller reporting company” we are not required to provide the information required by this Item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 28, 2010)
3.2	Certificate of Amendment dated October 5, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on October 28, 2010)
3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2012)
3.4	Certificate of Designation dated March 26, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 26, 20132)
3.5	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 28, 2010)
3.6	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
(10)	Material Contracts
10.1	Share Exchange Agreement with Marilyn Jean Media, Inc. dated March 25, 2013(incorporated by reference to our Current Report on Form 8-K filed on March 26, 2013)
10.2

Voting and Exchange Trust Agreement dated March 28, 2013 between our company, MarilynJean Holdings Inc. and Chester Ku (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2013)

10.3	Exchangeable Share Support Agreement dated March 28, 2013 between our company and MarilynJean Holdings Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2013)
10.4

Consulting and Professional Services Agreement dated October 1, 2012 between Jason Varvalho and MarilynJean Media Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2013)

(21)
21.1	Marilyn Jean Media Inc. (British Columbia) - dissolved
21.2	MarilynJean Holdings Inc. (British Columbia)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARILYNJEAN INTERACTIVE INC.
(Registrant)
Dated: August 19, 2015	By:	/s/ Peter Janosi
Peter Janosi
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

17