Form 10-Q/A
period 2015-06-30
MARILYNJEAN INTERACTIVE INC.
filed 2015-09-01
CIK 1504464

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Wellness Center USA, Inc.’s quarterly report on Form 10–Q for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 25, 2015 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

__________________

* Previously filed with Form 10-Q for the period ended June 30, 2015 on August 19, 2015.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARILYNJEAN INTERACTIVE INC.
(Registrant)
Dated: August 28, 2015	By:	/s/ Peter Janosi
Peter Janosi
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4