Form 10-Q
period 2015-09-30
MARILYNJEAN INTERACTIVE INC.
filed 2015-11-23
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2015
or
.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	000-54870
MARILYNJEAN INTERACTIVE INC.
(Exact name of registrant as specified in its charter)
Nevada	41-2281199
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2360 Corporate Circle, Suite 400, Henderson NV	89074-7722
(Address of principal executive offices)	(Zip Code)
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

173,345,352 common shares issued and outstanding as of November 16, 2015.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.

Controls and Procedures

14

PART II – OTHER INFORMATION

15

Item 1.

Legal Proceedings

15

Item 1A.

Risk Factors

15

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

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended September 30, 2015 includes all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets

5

Condensed Consolidated Statements of Operations

6

Condensed Consolidated Statements of Cash Flows

7

Notes to the Condensed Consolidated Financial Statements

8

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	September 30, 2015 $	December 31, 2014 $
	(unaudited)

ASSETS

Current Assets

Cash	5,577	6,078
Amounts receivable	2,114	2,432

Total Assets	7,691	8,510

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	32,722	51,452
Accrued liabilities	25,152	20,896
Loans payable (Note 3)	54,768	51,502
Note payable (Note 4)	226,756	–
Due to related parties (Note 5)	85,016	65,016

Total Current Liabilities	424,414	188,866

Note payable (Note 4)	155,915	–

Total Liabilities	424,414	188,866

Going Concern (Note 1)

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil	–	–

Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 173,345,352 (2014 - 194,528,352) shares	173,345	194,528

Additional paid-in capital	(145,044)	216,444

Share subscriptions receivable	(1,038)	(1,038)

Accumulated other comprehensive income	51,032	43,969

Deficit	(650,933)	(634,259)

Total Stockholders’ Deficit	(572,638)	(180,356)

Total Liabilities and Stockholders’ Deficit	7,691	8,510

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended September 30, 2015 $	Three Months Ended September 30, 2014 $	Nine Months Ended September 30, 2015 $	Nine Months Ended September 30, 2014 $

Expenses

Advertising and promotion	–	–	–	986
Consulting	–	–	3,000	13,000
Foreign exchange loss (gain)	(23,353)	11,099	(3,728)	11,455
General and administrative	(6)	7,931	7,729	11,339
Management fees (Note 5)	–	–	–	2,462
Professional fees	2,548	6,024	4,554	31,083
Website costs	–	–	–	618

Total Expenses	(20,811)	25,054	11,555	70,943

Income (Loss) Before Other Expense	20,811	(25,054)	(11,555)	(70,943)

Other Expense

Interest expense	(1,803)	(1,325)	(5,119)	(3,903)

Net Income (Loss)	19,008	(26,379)	(16,674)	(74,846)

Net Earnings (Loss) Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	194,528,352	194,528,352	194,528,352	194,528,352

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Nine Months Ended September 30, 2015 $	Nine Months Ended September 30, 2014 $

Operating Activities

Net loss for the period	(16,674)	(74,846)

Changes in operating assets and liabilities:

Amounts receivable	318	130
Accounts payable	(18,730)	8,294
Accrued liabilities	4,256	4,768

Net Cash Used in Operating Activities	(30,830)	(61,654)

Investing Activities

Restricted cash	–	2,351

Net Cash Provided by Investing Activities	–	2,351

Financing Activities

Proceeds from loans payable	30,000	–

Net Cash Provided by Financing Activities	30,000	–

Effect of Exchange Rate Changes on Cash	329	12,950

Decrease in Cash	(501)	(46,353)

Cash, Beginning of Period	6,078	56,715

Cash, End of Period	5,577	10,362

Non-cash Investing and Financing Activities:
Notes payable issued in exchange for return of subsidiary exchangeable preferred stock	226,756	–
Notes payable issued in exchange for return of common stock	155,915	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at September 30, 2015, the Company has not generated significant revenues, has a working capital deficit of $416,723, and has an accumulated deficit of $650,933. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

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

3.

Loans Payable

(a)

As at September 30, 2015, the Company has a loan payable of $19,307 (Cdn$25,767) (December 31, 2014 - $22,211 (Cdn$25,767)) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on April 17, 2014, and is secured by a general security agreement.

(b)

As at September 30, 2015, the Company has a loan payable of $17,968 (Cdn$23,980) (December 31, 2014 - $20,671 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on May 28, 2014.

(c)

As at September 30, 2015, the Company has a loan payable of $7,493 (Cdn$10,000) (December 31, 2014 - $8,620 (Cdn$10,000)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on December 7, 2014.

MARILYNJEAN INTERACTIVE INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Expressed in US dollars)

(unaudited)

3.

Loans Payable (continued)

(d)

As at September 30, 2015, the Company has a loan payable of $10,000 (December 31, 2014 - $nil) which bears no interest, is unsecured, and is due on demand.

4.

Notes Payable

(a)

On September 22, 2015, MarilynJean Holdings Inc., subsidiary of the Company, entered into agreements with the shareholders of the 106,651,250 shares of exchangeable preferred stock which it had issued pursuant to the share exchange agreement with MarilynJean Media Inc. which closed on March 28, 2013. As a result of the agreements, the 106,651,250 shares of exchangeable preferred stock were cancelled and returned to treasury in exchange for promissory notes totalling $226,756. The promissory notes are non-interest bearing, unsecured, and due upon the Company completing a financing for proceeds of at least $375,000.

(b)

On September 30, 2015, the Company cancelled and returned 21,183,000 shares of common stock to treasury in exchange for issuing promissory notes totalling $155,915 pursuant to agreements entered into with certain shareholders. The promissory notes are non-interest bearing, unsecured, and due on December 31, 2017.

5.

Related Party Transactions

(a)

As at September 30, 2015, the Company was indebted to a significant shareholder of the Company in the amount of $85,016 (December 31, 2014 - $65,016), of which $25,000 (December 31, 2014 - $25,000) bears interest at 2% per annum, $39,500 (December 31, 2014 - $39,500) bears interest at 5% per annum, $20,000 (December 31, 2014 - $nil) bears interest at 12% per annum, and $516 (December 31, 2014 - $516) is non-interest bearing. All amounts owing are unsecured and due on demand.

(b)

During the nine months ended September 30, 2015, the Company incurred management fees of $nil (2014 - $2,462) to the former Chief Executive Officer of the Company.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Marilynjean Interactive Inc., and wholly-owned subsidiaries, MarilynJean Holdings Inc. and MarilynJean Media Inc., unless otherwise indicated.

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

On September 22, 2015 our subsidiary cancelled and returned to treasury all 106,651,250 Exchangeable Preferred Shares, pursuant to Return to Treasury Agreements entered into with each shareholder. The shareholders voluntarily agreed for our subsidiary to cancel the shares and return them to treasury, in consideration for the issuance to the shareholders promissory notes in the aggregate amount of $226,756. The promissory notes are due and payable upon our company completing a financing for gross proceeds of not less than $375,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the periods ended September 30, 2015 and 2014 which are included herein.

Our operating results for the periods ended September 30, 2015 and 2014 are summarized as follows:

		Three Months Ended September 30,			Nine months Ended September 30,
		2015		2014		2015		2014
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Total Operating Expenses		$(20,811)		$25,054		$11,555		$70,943
Interest Expense		$(1,803)		$(1,325)		$(16,674)		$(74,846)

We recorded a net loss of $16,674 for the quarter ended September 30, 2015 compared to $74,846 for the quarter ended September 30, 2014.

Revenues

We have had $nil in revenues for the quarter ended September 30, 2015 and September 30, 2014.

Expenses

Our operating expenses for the quarter ended September 30, 2015 and September 30, 2014 are outlined below:

		Three Months Ended September 30,			Nine months Ended September 30,
		2015		2014		2015	2014
Operating Expenses
Advertising and promotion	$	Nil	$	Nil	$	Nil	$986
Consulting fees	$	Nil	$	Nil		$3,000	$13,000
Foreign exchange loss (gain)		$(23,353)		$11,099		$(3,728)	$11,455
General and administrative		$(6)		$7,931		$7,729	$11,339
Management fees	$	Nil	$	Nil	$	Nil	$2,462
Professional fees		$2,548		$6,024		$4,554	$31,083
Website costs	$	Nil	$	Nil	$	Nil	$618
		$(20,811)		$25,054		$11,555	$70,943

For the three months ended September 30, 2015 we had total operating expenses of ($20,811) compared to $25,054 for the three month period ended September 30, 2014. The decrease in operating expenses was primarily due to a gain on foreign exchange and a reduction of general and administrative and professional fees.

For the nine months ended September 30, 2015 we had total operating expenses of $11,555 compared to $70,943 for the six month period ended September 30, 2014. The decrease of $59,388 in operating expenses was primarily due to a gain on foreign exchange and the reduction of professional and consulting fees.

Liquidity and Capital Resources

Working Capital

	At September 30, 2015	At December 31, 2014
Current Assets	$7,691	$8,510
Current Liabilities	$424,414	$188,866
Working Capital (Deficit)	$(416,723)	$(180,356)

Cash Flows

		Nine months Ended September 30,
		2015		2014
Net cash used in operating activities		$(30,830)		$(61,654)
Net cash provided by (used in) investing activities	$	Nil		$2,351
Net cash provided by financing activities		$30,000	$	Nil
Effect of exchange rate changes on cash		$329		12,950
Increase (decrease) in cash		$(501)		$(46,353)

Net cash used in our operating activities during the nine months ended September 30, 2015 was $30,830, as compared to net cash used in operating activities of $61,654 for the nine months ended September 30, 2014.

Net cash in investing activities in the nine months ended September 30, 2015 was $Nil, compared to $2,351 provided by investing activities, for restricted cash, during the nine months ended September 30, 2014.

Net cash provided by financing activities in the nine months ended September 30, 2015 was $30,000, compared to $Nil in financing activities in the nine months ended September 30, 2014. The difference in the cash provided by financing activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was to due proceeds from loans payable.

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

On September 22, 2015 our subsidiary cancelled and returned to treasury all 106,651,250 Exchangeable Preferred Shares, pursuant to Return to Treasury Agreements entered into with each shareholder. The shareholders voluntarily agreed for our subsidiary to cancel the shares and return them to treasury, in consideration for the issuance to the shareholders promissory notes in the aggregate amount of $226,756. The promissory notes are due and payable upon our company completing a financing for gross proceeds of not less than $375,000.

Going Concern

The accompanying unaudited consolidated financial statements for the fiscal quarter ended June 30, 2015 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of September 30, 2015, we had cash of $5,577 and a working capital deficit of $416,723. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited financial statements. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our condensed consolidated financial statements. A complete summary of these policies is included in the notes to our financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, and in light of the weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2014, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Mine Safety Disclosures

Not applicable.

Item 5.

Other Information

As previously disclosed, on July 11, 2012, the Company issued 42,385,500 units at $0.01/unit, each unit consisting of one common share and one fourth of one common share warrant exercisable at $0.50 and one half of a common share warrant with an exercise price of $1.00.  All warrants associated with these units have since expired and none were exercised before expiration.

On September 30, 2015 we have cancelled and returned to treasury 21,183,000 Common Shares, pursuant to Return to Treasury Agreements entered into with certain shareholders. The shareholders voluntarily agreed to cancel the shares and return them to treasury for consideration of promissory notes totaling $155,915.  The notes are due on December 31, 2017.

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

MARILYNJEAN INTERACTIVE INC.
(Registrant)
Dated: November 23, 2015	By:	/s/ Peter Janosi
Peter Janosi
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

17