Form 10-K
period 2015-12-31
MARILYNJEAN INTERACTIVE INC.
filed 2016-07-15
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54870

MarilynJean Interactive Inc.

 (Exact name of registrant as specified in its charter)

Nevada	41-2281199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2360 Corporate Circle, Suite 400, Henderson NV	89074-7722
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 702-290-8649

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes      . No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X  .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes  X . No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X . No .
.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $23,608,872 based on a $0.25 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
173,345,352 common shares as of July 13, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, and “our company”, refer to MarilynJean Interactive Inc., a Nevada corporation, and our wholly-owned subsidiary MarilynJean Holdings Inc., a British Columbia company, unless otherwise indicated.

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

While we maintain the MJM business, we are also exploring a transition to the Bitcoin and crypto-currency business. We are looking to partner with an established Bitcoin exchange in order to offer integrated currency exchange services both online and through ATMs.

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

Our Current Business

We are in the business of developing safe and accessible products and services for users of Bitcoin and other crypto-currencies.  We are currently exploring partnership and acquisition opportunities in this space.   With the commencement of this business operated through MJM, our board of directors has decided to seek out opportunities to divest our company of all assets related to our oil and gas business.  Although our company has not entered into any negotiations or agreements related to such divestiture, our board of directors has instructed management to seek out viable options related to the sale and disposition of such assets. Management is still evaluating opportunities with respect to the MJM’s business including a possible sale or transfer.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.  We currently own the MarilynJean.com domain name associated with our brand.

Employees and Employment Agreements

We have no employees. Our officers and directors provide their services to our company as independent consultants.

We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our business and development programs.

Research and Development

We have not spent any amounts on that which has been classified as research and development activities in our financial statements during the last two fiscal years.

Subsidiaries

We currently have one wholly-owned subsidiary, MarilynJean Holdings Inc., a British Columbia company.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

Our company does not own any real estate or other properties. Our principal executive offices are administered out of 2360 Corporate Circle, Suite 400, Henderson, Nevada  89074-7739.

Our registered agent for service is Incorp Services Inc., 2360 Corporate Circle, Suite 400, Henderson, Nevada  89074-7739.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are listed for trading on the OTC Markets under the trading symbol "MJMI".  As of the date of this Annual Report, our shares have not yet traded.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets(1)
Quarter Ended	High	Low
December 31, 2015	$3.04	$0.15
September 30, 2015	$1.10	$0.20
June 30, 2015(2)	$0.25	$0.25
March 31, 2015	$0.25	$0.25
December 31, 2014	$0.40	$0.00
September 30, 2014	$0.26	$0.10

(1)

The first trade of our common shares was on July 10, 2014.

(2)

There were no trades of our shares during the quarter.

Our common shares are issued in registered form. Action Stock Transfer, 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, telephone number (801) 274-1088, is the registrar and transfer agent for our common shares.

Shareholders of Record

As of June 28, 2016, there were approximately 28 holders of record of our common stock. As of such date, 173,345,352 common shares were issued and outstanding.

Dividend Policy

Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2015.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2015.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2015 and 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Set forth below is a discussion of the financial condition and results of operations of our company for the years ended December 31, 2015 and 2014. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

		Year Ended December 31,
		2015		2014
Revenue	$	Nil	$	Nil
Total Operating Expenses		19,524		132,821
Interest Expense		18,940		15,655
Net Loss		$(38,464)		$(148,476)

Expenses

Our expenses for the years ended December 31, 2015 and 2014 are summarized as follows:

		Year Ended December 31,

		2015	2014
Advertising and promotion	$	Nil	$979
Consulting		9,000	13,000
Foreign exchange loss (gain)		(4,395)	20,533
General and administrative		8,153	14,476
Impairment of oil and gas properties		Nil	50,000
Management fees		Nil	2,445
Professional fees		6,766	30,774
Website costs		Nil	614
Total Expenses		$19,524	$132,821

Total expenses for the year ended December 31, 2015 were $19,524 compared to $132,821 for the year ended December 31, 2014. The prior year included the impairment of oil and gas properties of $50,000. The decrease in expenses was also attributable to significant decreases in consulting, foreign exchange loss, general and administration, and professional fees.

Liquidity and Capital Resources

Working Capital

	At December 31, 2015	At December 31, 2014

Current Assets	$21,061	$8,510
Current Liabilities	$226,282	$192,509
Working Capital (deficit)	$(205,221)	$(183,999)

Cash Flows

		Year Ended December 31, 2015		Year Ended December 31, 2014
Net Cash Used in Operating Activities		$(43,565)		$(75,682)
Net Cash Provided by Investing Activities	$	Nil		$2,351
Net Cash Provided by Financing Activities		$44,900	$	Nil
Effect of Exchange Rate Changes on Cash		$11,609		$22,694
Net Increase (Decrease) in Cash During the Period		$12,944		$(50,637)

As at December 31, 2015, we had a working capital deficit of $205,221 consisting of cash on hand of $19,022, amounts receivable of $2,039 and $226,282 in current liabilities as compared to a working capital deficit of $183,999 with $6,078 of cash on hand, amounts receivable of $2,432 and $192,509 in current liabilities as at December 31, 2014.

Operating Activities

Net cash used by operating activities for the year ended December 31, 2015 was $43,565 as compared to net cash used in operating activities of $75,682 for the year ended December 31, 2014.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2015 was nil as compared to net cash provided by investing activities of $2,351 for the year ended December 31, 2014.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $44,900 as compared to net cash provided by financing activities of nil for the year ended December 31, 2014.

Cash Requirements

As of December 31, 2015, our company raised $44,900 from financing activities. There was $19,022 cash on hand in the corporate bank account. As of the date of this report, we have not generated significant revenue from our business operations.

We will require additional funds for our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Expenses ($)
General and administrative expenses	16,000
Professional fees	15,000
Total	31,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $31,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions or complete any acquisitions include legal, accounting, and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Research and Development

We do not intend to allocate any funds to research and development over the next twelve months.

Contractual Obligations

As a smaller reporting company we are not required to provide tabular disclosure obligations.

Going Concern

We have not generated any revenues and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited consolidated financial statements for the year ended December 31, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to impairment of oil and gas properties and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. Our company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by our company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to our company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

MARILYNJEAN INTERACTIVE INC.

Consolidated Financial Statements

December 31, 2015

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

Notes to the Consolidated Financial Statements

F–7

To the Board of Directors and Stockholders of

MarilynJean Interactive Inc. (the “Company”)

We have audited the accompanying consolidated balance sheets of MarilynJean Interactive Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

June 27, 2016

F–2

MARILYNJEAN INTERACTIVE INC.

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31, 2015 $	December 31, 2014 $
		(Restated -
		Note 10)
ASSETS

Current Assets

Cash	19,022	6,078
Amounts receivable	2,039	2,432

Total Assets	21,061	8,510

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	27,307	51,452
Accrued liabilities	34,772	24,539
Loans payable (Note 4)	54,287	51,502
Due to related parties (Note 6)	109,916	65,016

Total Current Liabilities	226,282	192,509

Notes payable, net of unamortized discount of $21,776 and $30,194, respectively (Note 5)	288,330	279,912

Total Liabilities	514,612	472,421

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil shares	–	–

Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 173,345,352 shares	173,345	173,345

Share subscriptions receivable	(1,038)	(1,038)

Accumulated other comprehensive income	52,793	43,969

Deficit	(718,651)	(680,187)

Total Stockholders’ Deficit	(493,551)	(463,911)

Total Liabilities and Stockholders’ Deficit	21,061	8,510

The accompanying notes are an integral part of these consolidated financial statements

F–3

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Operations

(Expressed in US dollars)

	Year Ended December 31, 2015 $	Year Ended December 31, 2014 $
		(Restated -
		Note 10)

Expenses

Advertising and promotion	–	979
Consulting	9,000	13,000
Foreign exchange loss (gain)	(4,395)	20,533
General and administrative	8,153	14,476
Impairment of oil and gas properties (Note 3)	–	50,000
Management fees (Note 6)	–	2,445
Professional fees	6,766	30,774
Website costs	–	614

Total Expenses	19,524	132,821

Loss Before Other Expense	(19,524)	(132,821)

Other Expense

Interest expense	(18,940)	(15,655)

Net Loss	(38,464)	(148,476)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	173,345,352	173,624,804

The accompanying notes are an integral part of these consolidated financial statements

F–4

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Preferred Stock		Common Stock		Additional Paid-in Capital $	Share Subscriptions Receivable $	Accumulated Other Comprehensive Income $	Deficit $	Total $
	#	Amount $	#	Amount $

Balance, December 31, 2013 (Restated – Note 10)	–	–	179,345,352	179,345	216,444	(1,038)	16,603	(481,075)	(69,721)

Cancellation of common stock returned	–	–	(6,000,000)	(6,000)		–	–	–	(6,000)

Promissory notes issued in exchange for stock returned and cancelled	–	–	–	–	(216,444)	–	–	(50,636)	(267,080)

Foreign exchange translation gain	–	–	–	–	–	–	27,366	–	27,366

Net loss for the year	–	–	–	–	–	–	–	(148,476)	(148,476)

Balance, December 31, 2014 (Restated – Note 10)	–	–	173,345,352	173,345	–	(1,038)	43,969	(680,187)	(463,911)

Foreign exchange translation gain	–	–	–	–	–	–	8,824	–	8,824

Net loss for the year	–	–	–	–	–	–	–	(38,464)	(38,464)

Balance, December 31, 2015	–	–	173,345,352	173,345	–	(1,038)	52,793	(718,651)	(493,551)

The accompanying notes are an integral part of these consolidated financial statements

F–5

MARILYNJEAN INTERACTIVE INC.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	Year Ended December 31, 2015 $	Year Ended December 31, 2014 $
		(Restated -
		Note 10)

Operating Activities

Net loss for the year	(38,464)	(148,476)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	8,418	6,832
Impairment of oil and gas properties	–	50,000

Changes in operating assets and liabilities:
Amounts receivable	393	218
Accounts payable	(24,145)	4,555
Accrued liabilities	10,233	11,189

Net Cash Used in Operating Activities	(43,565)	(75,682)

Investing Activities

Restricted cash	–	2,351

Net Cash Provided by Investing Activities	–	2,351

Financing Activities

Proceeds from related parties	44,900	–

Net Cash Provided by Financing Activities	44,900	–

Effect of Exchange Rate Changes on Cash	11,609	22,694

Increase (Decrease) in Cash	12,944	(50,637)

Cash, Beginning of Year	6,078	56,715

Cash, End of Year	19,022	6,078

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these consolidated financial statements

F–6

1.

Nature of Operations and Continuance of Business

Future Energy Corp. (the “Company”) was incorporated in the State of Nevada on April 6, 2010. The name was changed to MarilynJean Interactive Inc. on April 4, 2013.

The Company had previously been in the exploration stage since its formation and had not commenced any exploration activities. On March 25, 2013, the Company entered into a share exchange agreement with MarilynJean Media Inc. (“MJM"), which was in the business of selling children’s products via the internet. The Company is currently evaluating various business opportunities.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at December 31, 2015, the Company has not generated significant revenues, has a working capital deficit of $205,221, and has an accumulated deficit of $718,651. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to impairment of oil and gas properties and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar. Foreign exchange items are translated to US dollars in accordance with ASC 830, “Foreign Currency Translation Matters”, using the exchange rate prevailing at the balance sheet date. Monetary assets and liabilities are translated using the exchange rate at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

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

(g)

Long-lived Assets

In accordance with ASC 360-10, “Accounting for Impairment or Disposal of Long-Lived Assets”, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(h)

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

As of December 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2015 and 2014, there were no charges for interest or penalties.

(i)

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

(j)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2015 and 2014, the Company had no potentially dilutive shares outstanding.

(k)

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company’s only component of comprehensive loss is unrealized gains and losses on foreign exchange translation.

(l)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

4.

Loans Payable

(a)

As at December 31, 2015, the Company has a loan payable of $18,619 (Cdn$25,767) (2014 - $22,211 (Cdn$25,767)) which bears interest at the Bank of Canada prime rate plus 2% per annum, due on demand, and is secured by a general security agreement.

(b)

As at December 31, 2015, the Company has a loan payable of $17,328 (Cdn$23,980) (2014 - $20,671 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on demand.

(c)

As at December 31, 2015, the Company has a loan payable of $7,226 (Cdn$10,000) (2014 - $8,620 (Cdn$10,000)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on demand.

(d)

As at December 31, 2015, the Company has a loans payable of $11,114 (2014 - $nil) which is non-interest bearing, is unsecured, and due on demand.

5.

Notes Payable

(a)

On January 17, 2014, MarilynJean Holdings Inc., a wholly-owned subsidiary of the Company, entered into agreements with the shareholders of the 106,651,250 shares of exchangeable preferred stock which it had issued pursuant to the share exchange agreement with MarilynJean Media Inc. which closed on March 28, 2013. As a result of the agreements, the 106,651,250 shares of exchangeable preferred stock were cancelled and returned to treasury in exchange for promissory notes totaling $153,941. The promissory notes are non-interest bearing, unsecured, and due upon the Company completing a financing for proceeds of at least $375,000.

(b)

On January 17, 2014, the Company issued promissory notes totalling $156,165 pursuant to agreements entered into with certain shareholders. Refer to Note 7. Of the promissory notes issued, $76,165 bear interest at the Royal Bank of Canada prime rate plus 2%, are unsecured, and due on December 31, 2017. The Company recorded a discount of $37,026 on these notes payable and records accretion expense over the term of the note up to its face value of $76,165. During the year ended December 31, 2015, the Company recorded accretion expense of $8,418 (2014 - $6,832) increasing the carrying value of the notes to $54,389. The remaining $80,000 is non-interest bearing, unsecured, and due upon the Company completing a financing for proceeds of at least $375,000.

6.

Related Party Transactions

(a)

As at December 31, 2015, the Company was indebted to a significant shareholder of the Company in the amount of $109,916 (2014 - $65,016). Of this amount, $25,000 bears interest at 2%, $39,500 bears interest at the Bank of Canada prime rate plus 2%, $20,000 bears interest at 12%, and $25,416 is non-interest bearing. All amounts are unsecured and due on demand.

(b)

During the year ended December 31, 2015, the Company incurred management fees of $nil (2014 - $2,445) to the former Chief Executive Officer of the Company.

7.

Common Stock

On November 20, 2013 and January 17, 2014, the Company cancelled and returned 15,183,000 and 6,000,000 shares of common stock, respectively, to treasury in exchange for promissory notes. On January 17, 2014, promissory notes totaling $156,165 were issued pursuant to agreements entered into with certain shareholders. Refer to Note 5(b).

8.

Share Purchase Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2013	31,789,125	0.83

Expired	(31,789,125)	0.83

Balance, December 31, 2014 and 2015	–	–

9.

Income Taxes

The Company has $799,187 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031. The income tax benefit differs from the amount computed by applying the statutory tax rate to net loss before income taxes for the years ended December 31, 2015 and 2014 as a result of the following:

	2015 $	2014 $

Net loss before taxes	(38,464)	(148,476)
Statutory rate	34%	34%

Expected tax recovery	(13,078)	(50,482)

Permanent differences and other	2,862	2,400
Tax rate difference for foreign jurisdiction	319	2,739
Change in valuation allowance	9,897	45,343

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2015 and 2014 after applying enacted corporate income tax rates are as follows:

	2015 $	2014 $

Net operating losses carried forward	235,661	225,764
Valuation allowance	(235,661)	(225,764)

Net deferred income tax asset	–	–

As at December 31, 2015, the Company is in arrears on filing its statutory corporate income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates.

10.

Restatement

The Company has restated its consolidated financial statements as at December 31, 2014 and for the year ended December 31, 2014 to reflect the Company’s 6,000,000 shares of common stock and MarilynJean Holdings Inc.’s 106,651,250 shares of exchangeable preferred stock that were cancelled and returned to treasury in exchange for promissory notes, the accrued interest on the promissory notes, and the accretion of the discount on the promissory notes. This restatement resulted in an increase to net loss of $10,475 with no change in net loss per share

The consolidated statement of stockholders’ equity (deficit) as at December 31, 2013 was restated to reflect the 15,183,000 shares of common stock that were cancelled and returned to treasury.

The impact of the restatement as at December 31, 2014 and for the year then ended is summarized below:

Consolidated Balance Sheets

	As At December 31, 2014
	As Reported $	Adjustments $	As Restated $

Current Liabilities

Accrued liabilities	20,896	3,643	24,539

Total Current Liabilities	188,866	3,643	192,509

Notes payable	–	279,912	279,912

Total Liabilities	188,866	283,555	472,421

Stockholders’ Deficit

Common stock	194,528	(21,183)	173,345
Additional paid-in capital	216,444	(216,444)	–
Deficit	(634,259)	(45,928)	(680,187)

Total Stockholders’ Deficit	(180,356)	(283,555)	(463,911)

Consolidated Statement of Operations

	Year Ended December 31, 2014
	As Reported $	Adjustment $	As Restated $

Other Expense

Interest expense	(5,180)	(10,475)	(15,655)

Net Loss	(138,001)	(10,475)	(148,476)

Consolidated Statement of Stockholders’ Equity (Deficit)

	As At December 31, 2014
	As Reported $	Adjustment $	As Restated $

Common stock	194,528	(21,183)	173,345
Additional paid-in capital	216,444	(216,444)	–
Deficit	(634,259)	(45,928)	(680,187)
Total	(180,356)	(283,555)	(463,911)

Consolidated Statement of Stockholders’ Equity (Deficit)

	As At December 31, 2013
	As Reported $	Adjustment $	As Restated $

Common stock	194,528	(15,183)	179,345
Deficit	(496,258)	15,183	(481,075)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2014
	As Reported $	Adjustment $	As Restated $

Operating activities

Net loss for the year	(138,001)	(10,475)	(148,476)

Items not involving cash:

Accretion of discount on notes payable	–	6,832	6,832

Changes in operating assets and liabilities:

Accrued liabilities	7,546	3,643	11,189

Net cash used in operating activities	(75,682)	–	(75,682)

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.

Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our president, chief executive officer and chief financial officer (our principal executive officer, our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our president, chief executive officer and chief financial officer (our principal executive officer, our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president, chief executive officer and chief financial officer (our principal executive officer, our principal financial officer and principal accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial officer and principal accounting officer) have concluded that our financial controls and procedures are not effective at that reasonable assurance level, based on the weaknesses described below:

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

4.

We did not implement appropriate information technology controls – The Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

5.

Lack of a functioning audit committee and outside directors – We only have one person acting as the sole officer and director.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Peter Janosi	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	34	April 11, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Peter Janosi – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

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

Our company believes that Ms. Janosi's professional background experience give her the qualifications and skills necessary to serve as a director and officer of our company.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have not yet adopted a code of ethics that applies to officers and directors, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

Committees of the Board

All proceedings of our directors were conducted by resolutions consented to in writing by the director and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating or compensation or committees performing similar functions nor does our company have any written nominating or compensation charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our sole director.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our director assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that Peter Janosi qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, however, Mr. Janosi does not qualify as is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

our principal financial officer;

(c)

each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and

(d)

up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Janosi(1) President, CEO, CFO, Secretary, Treasurer and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jason Carvalho(2) Former President, CEO, CFO, Secretary, Treasurer and Director	2015 2014	N/A 2,445	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 2,445

(1)

Peter Janosi was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on April 11, 2014.

(2)

Jason Carvalho resigned all positions on April 11, 2014.

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2015.

As of December 31, 2015, we had no employment agreements with any of our executive officers or employees.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2015 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2015.

Option Exercises

During our fiscal year ended December 31, 2015 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 13, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Peter Janosi 1170 Budapest, Bihari út3/a VIII/26	Common	Nil	Nil%
Directors and Officers as a group	Common	Nil	Nil
George Paquet 840–23rd Street St. Georges de Beauce, QC G5Y 4N6	Common	60,000,000	34.6%
Melany Paquet 1784–87th Street St. Georges de Beauce, QC G6A 1L8	Common	17,142,852	9.9%
All 5%+ Shareholders as a Group			44.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 13, 2016. As of July 13, 2016, there were 173,345,352 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director consisting of Peter Janosi. We have determined that we do not have a director that is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Related Party Transactions

Other than as disclosed below, there has been no transaction, since our inception on April 6, 2010, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year end for the last completed fiscal year, and in which any of the following persons had or will have a direct or indirect material interest:

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

•

On December 14, 2011, our company issued a one year Promissory Note in the principal amount of $10,000 to Georges Paquet, our President. The $10,000 principal amount underlying the Promissory Note is payable on or before the one year anniversary of the Note and accrues interest at the rate of the Royal Bank of Canada Prime Interest Rate plus 2% per annum;

•

On October 1, 2015, we have cancelled and returned to treasury 21,183,000 Common Shares, pursuant to Return to Treasury Agreements entered into with certain shareholders. The shareholders voluntarily agreed to cancel the shares and return them to treasury for consideration of promissory notes totaling $155,915.  The notes are due and payable upon completion of a financing by our company in excess of $375,000.

•

As previously disclosed, on March 28, 2013, we acquired 100% of the issued and outstanding common shares of MarilynJean Media Inc. (the “Transaction”). Pursuant to the Transaction, the Canadian shareholders of MarilynJean Media Inc. sold 106,651,250 common shares in the capital of MarilynJean Media Inc. to MarilynJean Holdings Inc., our wholly-owned subsidiary, in consideration for the issuance of 106,651,250 Exchangeable Preferred Shares to such Canadian shareholders on a one-for-one basis.  On September 22, 2015, our subsidiary cancelled and returned to treasury all 106,651,250 Exchangeable Preferred Shares, pursuant to Return to Treasury Agreements entered into with each shareholder. The shareholders voluntarily agreed for our subsidiary to cancel the shares and return them to treasury, in consideration for the issuance to the shareholders promissory notes in the aggregate amount of $226,756. The promissory notes are due and payable upon our company completing a financing for gross proceeds of not less than $375,000.

The following constituted related party transactions with MJM since inception:

•

During the year ended December 31, 2013, MJM incurred management fees of Cdn$27,674 (2012 - $7,500) to Jason Carvalho the former Chief Executive Officer of MJM.

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

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for the fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015 $	December 31, 2014 $
Audit Fees	11,000	9,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	11,000	9,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 28, 2010)
3.2	Certificate of Amendment dated October 5, 2010 (incorporated by reference to our Registration Statement on Form S-1 filed on October 28, 2010)
3.3	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2012)
3.4	Certificate of Designation dated March 26, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 26, 20132)
3.5	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 28, 2010)
3.6	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2013)
(10)	Material Contracts
10.1	Share Exchange Agreement with Marilyn Jean Media, Inc. dated March 25, 2013(incorporated by reference to our Current Report on Form 8-K filed on March 26, 2013)
10.2

Voting and Exchange Trust Agreement dated March 28, 2013 between our company, MarilynJean Holdings Inc. and Chester Ku (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2013)

10.3	Exchangeable Share Support Agreement dated March 28, 2013 between our company and MarilynJean Holdings Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 3, 2013)
(21)
21.1	Marilyn Jean Media Inc. (British Columbia) - dissolved
21.2	MarilynJean Holdings Inc. (British Columbia)
(99)	Additional Exhibits
99.1	Audit Committee Charter (incorporated by reference to our Annual Report on Form 10-K filed on April 15, 214)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARILYNJEAN INTERACTIVE INC.
(Registrant)

Dated: July , 2016	By:	/s/ Peter Janosi
Peter Janosi
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July , 2016	By:	/s/ Peter Janosi
Peter Janosi
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)