Form 10-Q
period 2016-03-31
MARILYNJEAN INTERACTIVE INC.
filed 2016-07-20
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2016

Or

      .

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                       .

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X . No .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                                                                                Yes       . No       .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

173,345,352 common shares issued and outstanding as of July 15, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.

Controls and Procedures

14

PART II – OTHER INFORMATION

15

Item 1.

Legal Proceedings

15

Item 1A

Risk Factors

15

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.

Defaults Upon Senior Securities

15

Item 4.

Mine Safety Disclosures

15

Item 5.

Other Information

15

Item 6.

Exhibits

16

SIGNATURES

17

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended March 31, 2016 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in US dollars)

(unaudited)

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2016	December 31, 2015
	(unaudited)

ASSETS

Current Assets

Cash	$11,055	$19,022
Amounts receivable	2,176	2,039

Total Current Assets	$13,231	$21,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$28,210	$27,307
Accrued liabilities	39,491	34,772
Loans payable (Note 3)	57,183	54,287
Notes payable (Note 4)	233,941	233,941
Due to related parties (Note 5)	109,916	109,916

Total Current Liabilities	468,741	460,223

Notes payable, net of unamortized discount of $19,447 and $21,776, respectively (Note 4)	56,718	54,389

Total Liabilities	525,459	514,612

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil shares	–	–
Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 173,345,352 shares	173,345	173,345
Share subscriptions receivable	(1,038)	(1,038)
Accumulated other comprehensive income	49,570	52,793
Deficit	(734,105)	(718,651)

Total Stockholders’ Deficit	(512,228)	(493,551)

Total Liabilities and Stockholders’ Deficit	$13,231	$21,061

The accompanying notes are an integral part of these condensed consolidated financial statements

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
		(Restated -
		Note 6)
Expenses

Consulting	$-	$3,000
Foreign exchange loss	816	21,518
General and administrative	8,220	6,436
Professional fees	1,700	4,909

Total Expenses	10,736	35,863

Loss Before Other Expense	(10,736)	(35,863)

Other Expense

Interest expense	(4,718)	(4,340)

Net Loss	$(15,454)	$(40,203)

Net Loss Per Share, Basic and Diluted	$–	$–

Weighted Average Shares Outstanding	173,345,352	173,345,352

The accompanying notes are an integral part of these condensed consolidated financial statements

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
		(Restated -
		Note 6)

Operating Activities

Net loss for the period	$(15,454)	$(40,203)

Items not involving cash:
Accretion of discount on notes payable	2,329	1,947

Changes in operating assets and liabilities:
Amounts receivable	–	204
Accounts payable	903	(3,766)
Accrued liabilities	4,719	1,582

Net Cash Used in Operating Activities	(7,503)	(40,236)

Financing Activities

Proceeds from loans payable	–	20,000

Net Cash Provided by Financing Activities	–	20,000

Effect of Exchange Rate Changes on Cash	(464)	24,779

Increase (Decrease) in Cash	(7,967)	4,543

Cash, Beginning of Period	19,022	6,078

Cash, End of Period	$11,055	$10,621

Supplement Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MARILYNJEAN INTERACTIVE INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Future Energy Corp. (the “Company”) was incorporated in the State of Nevada on April 6, 2010.  The name was changed to MarilynJean Interactive Inc. on April 4, 2013.

The Company had previously been in the exploration stage since its formation and had not commenced any exploration activities. On March 25, 2013, the Company entered into a share exchange agreement with MarilynJean Media Inc. (“MJM”).  The Company is currently evaluating various business opportunities.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended March 31, 2016, the Company has not generated significant revenue, has a working capital deficit of $455,510, and has an accumulated deficit of $734,105. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.

Loans Payable

(a)

As at March 31, 2016, the Company has a loan payable of $19,868 (Cdn$25,767) (December 31, 2015 - $18,619 (Cdn$25,767)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is secured by a general security agreement, and due on demand.

(b)

As at March 31, 2016, the Company has a loan payable of $18,490 (Cdn$23,980) (December 31, 2015 - $17,328 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and due on demand.

(c)

As at March 31, 2016, the Company has a loan payable of $7,711 (Cdn$10,000) (December 31, 2015 - $7,226 (Cdn$10,000)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and due on demand.

(d)

As at March 31, 2016, the Company has a loan payable of $11,114 (December 31, 2015 - $11,114) which bears no interest, is unsecured, and is due on demand.

MARILYNJEAN INTERACTIVE INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Expressed in US dollars)

(unaudited)

4.

Notes Payable

(a)

On January 17, 2014, MarilynJean Holdings Inc., a wholly-owned subsidiary of the Company, entered into agreements with the shareholders of the 106,651,250 shares of exchangeable preferred stock which it had issued pursuant to the share exchange agreement with MarilynJean Media Inc. which closed on March 28, 2013. As a result of the agreements, the 106,651,250 shares of exchangeable preferred stock were cancelled and returned to treasury in exchange for promissory notes totalling $153,941. The promissory notes are non-interest bearing, unsecured, and due upon the Company completing a financing for proceeds of at least $375,000.

(b)

On January 17, 2014, the Company issued promissory notes totalling $156,165 pursuant to agreements entered into with certain shareholders. Of the promissory notes issued, $76,165 bear interest at the Royal Bank of Canada prime rate plus 2%, are unsecured, and due on December 31, 2017. The Company recorded a discount of $37,026 on these notes payable and records accretion expense over the term of the note up to its face value of $76,165. During the period ended March 31, 2016, the Company recorded accretion expense of $2,329 (2015 - $1,947) increasing the carrying value of the notes to $56,718 (December 31, 2015 - $54,389). The remaining $80,000 is non-interest bearing, unsecured, and due upon the Company completing a financing for proceeds of at least $375,000.

5.

Related Party Transactions

As at March 31, 2016, the Company was indebted to a significant shareholder of the Company in the amount of $109,916 (December 31, 2015 - $109,916), Of this amount, $25,000 bears interest at 2%, $39,500 bears interest at the Bank of Canada prime rate plus 2%, $20,000 bears interest at 12%, and $25,416 is non-interest bearing. All amounts are unsecured and due on demand.

6.

Restatement

The Company has restated its consolidated financial statements for the quarter ended March 31, 2015 to reflect the accretion of the discount and interest on the promissory notes issued on January 17, 2014 relating to the Company’s 6,000,000 shares of common stock and MarilynJean Holdings Inc.’s 106,651,250 shares of exchangeable preferred stock that were cancelled and returned to treasury in exchange for promissory notes. This restatement resulted in an increase to net loss of $2,845 with no change in net loss per share.

The impact of the restatement for the three months ended March 31, 2015 is summarized below:

Consolidated Statement of Operations

	Three Months Ended March 31, 2015
	As Reported	Adjustment	As Restated
Other Expense
Interest expense	$(1,495)	$(2,845)	$(4,340)
Net Loss	$(37,358)	$(2,845)	$(40,203)

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2015
	As Reported	Adjustment	As Restated
Operating activities
Net loss	$(37,358)	$(2,845)	$(40,203)
Items not involving cash:
Accretion of discount on notes payable	–	1,947	1,947
Changes in operating assets and liabilities:
Accrued liabilities	684	898	1,582
Net cash used in operating activities	$(40,236)	$–	$(75,682)

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included elsewhere herein.

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

On September 22, 2015, our subsidiary cancelled and returned to treasury all 106,651,250 Exchangeable Preferred Shares, pursuant to Return to Treasury Agreements entered into with each shareholder (effective date of January 17, 2014). The shareholders voluntarily agreed for our subsidiary to cancel the shares and return them to treasury, in consideration for the issuance to the shareholders promissory notes in the aggregate amount of $153,941. The promissory notes are due and payable upon our company completing a financing for gross proceeds of not less than $375,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the periods ended March 31, 2016 and 2015 which are included herein.

Our operating results for the periods ended March 31, 2016 and 2015 are summarized as follows:

		Three Months Ended March 31,
		2016		2015
Revenue	$	Nil	$	Nil
Total Operating Expenses		$10,736		$35,863
Interest Expense		$4,718		$4,340

We recorded a net loss of $15,454 for the quarter ended March 31, 2016 compared to $40,203 for the quarter ended March 31, 2015.

Revenues

We have had $nil in revenues for the quarter ended March 31, 2016 and March 31, 2015.

Expenses

Our operating expenses for the quarter ended March 31, 2016 and March 31, 2015 are outlined below:

		Three Months Ended March 31,
		2016	2015
Operating Expenses
Consulting fees	$	Nil	$3,000
Foreign exchange loss		816	21,518
General and administrative		8,220	6,436
Professional fees		1,700	4,909
		$10,736	$35,863

For the three months ended March 31, 2016 we had total operating expenses of $10,736 compared to $35,863 for the three months ended March 31, 2015. The decrease in operating expenses was primarily due decreases in consulting fees, foreign exchange loss, and professional fees.

Liquidity and Capital Resources

Working Capital

	At March 31, 2016	At December 31, 2015
Current Assets	$13,231	$21,061
Current Liabilities	468,741	460,223
Working Capital (Deficit)	$(455,510)	$(439,162)

Cash Flows

	Three months Ended March 31,
	2016	2015
Net cash used in operating activities	$(7,503)	$(40,236)
Net cash provided by financing activities	Nil	20,000
Effect of exchange rate changes on cash	(464)	24,779
Increase (decrease) in cash	$(7,967)	$4,543

Net cash used in our operating activities during the three months ended March 31, 2016 was $7,503, as compared to net cash used in operating activities of $40,236 for the three months ended March 31, 2015.

Net cash provided by financing activities in the three months ended March 31, 2016 was $Nil, compared to $20,000 in financing activities in the three months ended March 31, 2015. The difference in the cash provided by financing activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to no proceeds from loans payable in the three months ended March 31, 2016.

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

On September 22, 2015 our subsidiary cancelled and returned to treasury all 106,651,250 Exchangeable Preferred Shares, pursuant to Return to Treasury Agreements entered into with each shareholder. The shareholders voluntarily agreed for our subsidiary to cancel the shares and return them to treasury, in consideration for the issuance to the shareholders promissory notes in the aggregate amount of $153,941. The promissory notes are due and payable upon our company completing a financing for gross proceeds of not less than $375,000.

Going Concern

The accompanying unaudited consolidated financial statements for the fiscal quarter ended March 31, 2016 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of March 31, 2016, we had cash of $11,055 and a working capital deficit of $455,510. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our condensed consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements for the year ended December 31, 2015. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

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

Not applicable

.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARILYNJEAN INTERACTIVE INC.
(Registrant)

Dated: July 20, 2016	By:	/s/ Peter Janosi
	Name:	Peter Janosi
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

17