Form 10-Q
period 2016-06-30
MARILYNJEAN INTERACTIVE INC.
filed 2016-08-22
CIK 1504464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer ..	(Do not check if a smaller reporting company)	Smaller reporting company	X .
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

173,345,352 common shares issued and outstanding as of August 19, 2016.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

4

Item 3. Quantitative and Qualitative Disclosures About Market Risk

15

Item 4. Controls and Procedures

15

PART II – OTHER INFORMATION

16

Item 1. Legal Proceedings

16

Item 1A. Risk Factors

16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3. Defaults Upon Senior Securities

16

Item 4. Mine Safety Disclosures

16

Item 5. Other Information

16

Item 6. Exhibits

17

SIGNATURES

18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited condensed interim consolidated financial statements for the quarter ended June 30, 2016 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading.

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in US dollars)

(unaudited)

Index

Condensed Consolidated Balance Sheets

5

Condensed Consolidated Statements of Operations

6

Condensed Consolidated Statements of Cash Flows

7

Notes to the Condensed Consolidated Financial Statements

8

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2016 $	December 31, 2015 $
	(unaudited)
ASSETS

Current Assets

Cash	15,336	19,022
Amounts receivable	2,169	2,039
Prepaid expense	8,500	–

Total Assets	26,005	21,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	11,252	27,307
Accrued liabilities	49,256	34,772
Loans payable (Note 3)	90,366	54,287
Notes payable (Note 4)	233,941	233,941
Due to related parties (Note 5)	109,916	109,916

Total Current Liabilities	494,731	460,223

Notes payable, net of unamortized discount of $17,019 and $21,776, respectively (Note 4)	59,146	54,389

Total Liabilities	553,877	514,612

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Preferred stock Authorized: 200,000,000 shares, par value $0.001 Issued and outstanding: nil shares	–	–

Common stock Authorized: 500,000,000 shares, par value $0.001 Issued and outstanding: 173,345,352 shares	173,345	173,345

Share subscriptions receivable	(1,038)	(1,038)

Accumulated other comprehensive income	49,814	52,793

Deficit	(749,993)	(718,651)

Total Stockholders’ Deficit	(527,872)	(493,551)

Total Liabilities and Stockholders’ Deficit	26,005	21,061

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Three Months Ended June 30, 2016 $	Three Months Ended June 30, 2015 $	Six Months Ended June 30, 2016 $	Six Months Ended June 30, 2015 $
		(Restated - Note 6)		(Restated - Note 6)
Expenses

Consulting	–	–	–	3,000
Foreign exchange loss (gain)	124	(1,893)	940	19,625
General and administrative	1,017	1,299	9,237	7,735
Professional fees (recovery)	9,576	(2,903)	11,276	2,006

Total Expenses	10,717	(3,497)	21,453	32,366

Income (Loss) Before Other Expense	(10,717)	3,497	(21,453)	(32,366)

Other Expense

Interest expense	(5,171)	(4,795)	(9,889)	(9,135)

Net Loss	(15,888)	(1,298)	(31,342)	(41,501)

Net Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	173,345,352	173,345,352	173,345,352	173,345,352

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Six Months Ended June 30, 2016 $	Six Months Ended June 30, 2015 $
		(Restated - Note 6)
Operating Activities

Net loss for the period	(31,342)	(41,501)

Items not involving cash:
Accretion of discount on notes payable	4,757	3,998

Changes in operating assets and liabilities:
Amounts receivable	–	170
Prepaid expense	(8,500)	–
Accounts payable	(16,055)	(19,294)
Accrued liabilities	14,484	3,837

Net Cash Used in Operating Activities	(36,656)	(52,790)

Financing Activities

Proceeds from loans payable	33,175	30,000

Net Cash Provided by Financing Activities	33,175	30,000

Effect of Exchange Rate Changes on Cash	(205)	22,283

Decrease in Cash	(3,686)	(507)

Cash, Beginning of Period	19,022	6,078

Cash, End of Period	15,336	5,571

Supplement Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MARILYNJEAN INTERACTIVE INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. During the period ended June 30, 2016, the Company has not generated significant revenue, has a working capital deficit of $468,726, and has an accumulated deficit of $749,993. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.

Loans Payable

(a)

As at June 30, 2016, the Company has a loan payable of $19,806 (Cdn$25,767) (December 31, 2015 - $18,619 (Cdn$25,767)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is secured by a general security agreement, and is due on demand.

(b)

As at June 30, 2016, the Company has a loan payable of $18,432 (Cdn$23,980) (December 31, 2015 - $17,328 (Cdn$23,980)) which bears interest at Bank of Canada prime rate plus 2% per annum, is unsecured, and is due on demand.

(c)

As at June 30, 2016, the Company has a loan payable of $7,686 (Cdn$10,000) (December 31, 2015 - $7,226 (Cdn$10,000)) which bears interest at the Bank of Canada prime rate plus 2% per annum, is unsecured, and is due on demand.

(d)

As at June 30, 2016, the Company has a loan payable of $11,114 (December 31, 2015 - $11,114) which bears no interest, is unsecured, and is due on demand.

(e)

As at June 30, 2016, the Company has a loan payable of $21,715 (December 31, 2015 - $nil) which bears no interest, is unsecured, and is due on June 1, 2017.

(f)

As at June 30, 2016, the Company has a loan payable of $11,613 (Cdn$15,000) (December 31, 2015 - $nil) which bears no interest, is unsecured, and is due on demand.

MARILYNJEAN INTERACTIVE INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

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

(b)

On January 17, 2014, the Company issued promissory notes totalling $156,165 pursuant to agreements entered into with certain shareholders. Of the promissory notes issued, $76,165 bear interest at the Royal Bank of Canada prime rate plus 2%, are unsecured, and due on December 31, 2017. The Company recorded a discount of $37,026 on these notes payable and records accretion expense over the term of the note up to its face value of $76,165. During the period ended June 30, 2016, the Company recorded accretion expense of $4,757 (2015 - $3,998) increasing the carrying value of the notes to $59,146 (December 31, 2015 - $54,389). The remaining $80,000 is non-interest bearing, unsecured, and due upon the Company completing a financing for proceeds of at least $375,000.

5.

Related Party Transactions

As at March 31, 2016, the Company was indebted to a significant shareholder of the Company in the amount of $109,916 (December 31, 2015 - $109,916). Of this amount, $25,000 bears interest at 2%, $39,500 bears interest at the Bank of Canada prime rate plus 2%, $20,000 bears interest at 12%, and $25,416 is non-interest bearing. All amounts are unsecured and due on demand.

6.

Restatement

The Company has restated its consolidated financial statements for the quarter ended June 30, 2015 to reflect the accretion of the discount and interest on the promissory notes issued on January 17, 2014 relating to the Company’s 6,000,000 shares of common stock and MarilynJean Holdings Inc.’s 106,651,250 shares of exchangeable preferred stock that were cancelled and returned to treasury in exchange for promissory notes. This restatement resulted in an increase to net loss of $5,819 with no change in net loss per share.

The impact of the restatement for the three and six months ended June 30, 2015 is summarized below:

Consolidated Statement of Operations

	Three Months Ended June 30, 2015
	As Reported $	Adjustment $	As Restated $

Other Expense

Interest expense	(1,821)	(2,974)	(4,795)

Net Income (Loss)	1,676	(2,974)	(1,298)

MARILYNJEAN INTERACTIVE INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Expressed in US dollars)

(unaudited)

6.

Restatement (continued)

	Six Months Ended June 30, 2015
	As Reported $	Adjustment $	As Restated $

Other Expense

Interest expense	(3,316)	(5,819)	(9,135)

Net Loss	(35,682)	(5,819)	(41,501)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2015
	As Reported $	Adjustment $	As Restated $

Operating activities

Net loss	(35,682)	(5,819)	(41,501)

Items not involving cash:

Accretion of discount on notes payable	–	3,998	3,998

Changes in operating assets and liabilities:

Accrued liabilities	2,016	1,821	3,837

Net cash used in operating activities	(52,790)	–	(52,790)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the periods ended June 30, 2016 and 2015 which are included herein.

Our operating results for the periods ended June 30, 2016 and 2015 are summarized as follows:

		Three Months Ended June 30,			Six Months Ended June 30,
		2016		2015		2016		2015
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Total Operating Expenses		$10,717		$(3,497)		$21,453		$32,366
Interest Expense		$5,171		$4,795		$9,889		$9,135

We recorded a net loss of $15,888 for the quarter ended June 30, 2016 compared to $1,298 for the quarter ended June 30, 2015.

Revenues

We have had no revenues for the quarters ended June 30, 2016 and 2015.

Expenses

Our operating expenses for the quarters ended June 30, 2016 and 2015 are outlined below:

		Three Months Ended June 30,			Six Months Ended June 30,
		2016		2015		2016	2015
Consulting fees	$	Nil	$	Nil	$	Nil	$3,000
Foreign exchange loss (gain)		$124		$(1,893)		$940	$19,625
General and administrative		$1,017		$1,299		$9,237	$7,735
Professional fees		$9,576		$(2,903)		$11,276	$2,006
		$10,717		$(3,497)		$21,453	$32,366

For the three months ended June 30, 2016, we had total operating expenses of 10,717 compared to ($3,497) for the three month period ended June 30, 2015. The increase in operating expenses was primarily due to increased foreign exchange loss and professional fee expenditures.

For the six months ended June 30, 2016, we had total operating expenses of $21,453 compared to $32,366 for the six month period ended June 30, 2015. The decrease of $10,913 in operating expenses was primarily due to a reduction of foreign exchange loss and consulting fees.

Liquidity and Capital Resources

Working Capital

	At June 30, 2016	At December 31, 2015
Current Assets	$26,005	$21,061
Current Liabilities	$494,731	$460,223
Working Capital (Deficit)	$(468,726)	$(439,162)

Cash Flows

	Six Months Ended June 30,
		2016		2015
Net cash used in operating activities		$(36,656)		$(52,790)
Net cash provided by (used in) investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$33,175		$30,000
Effect of exchange rate changes on cash		$(205)		$22,283
Decrease in cash		$(3,686)		$(507)

Net cash used in our operating activities during the six months ended June 30, 2016 was $36,656, as compared to $52,790 for the six months ended June 30, 2015.

Net cash provided by financing activities in the six months ended June 30, 2016 was $33,175 for proceeds from loans payable, compared to $30,000 in financing activities in the six months ended June 30, 2015.

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

Going Concern

The accompanying unaudited consolidated financial statements for the fiscal quarter ended June 30, 2016 have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated substantial revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2016, we had cash of $15,336, a working capital deficit of $468,726, and an accumulated deficit of $749,993. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our most recent audited consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

(21)	Subsidiaries
21.1	Marilyn Jean Media Inc. (British Columbia) - dissolved
21.2	MarilynJean Holdings Inc. (British Columbia)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2001 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARILYNJEAN INTERACTIVE INC.
(Registrant)

Dated: August 22, 2016	By:	/s/ Peter Janosi
	Name:	Peter Janosi
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

18